Form 10-Q
period 2023-06-30
CIM Opportunity Zone Fund, L.P.
filed 2023-08-10
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-56544

CIM OPPORTUNITY ZONE FUND, L.P.
(Exact name of registrant as specified in its charter)

Delaware			83-2441037
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
4700 Wilshire Boulevard
Los Angeles,	California		90010
(Address of principal executive offices)			(Zip code)
	(323)	860-4900
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2023, there were 1,556,616 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
STATEMENTS OF NET ASSETS
(in thousands) (unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Investments - at fair value (cost of $1,652,939 and $1,350,892, respectively)	$1,776,806	$1,504,146
Cash and cash equivalents	14,384	139,958
Property acquisition deposits	12,000	46,727
Prepaid expenses and other assets	135	32
Total Assets	1,803,325	1,690,863
LIABILITIES
Accounts payable and accrued expenses	703	613
Interest payable	625	—
Notes payable to Fund's investments, at fair value	50,000	—
Due to related party	11	295
Incentive fees payable to affiliate	—	5,516
Management fees payable to affiliate	14	263
Total Liabilities	51,353	6,687
COMMITMENTS AND CONTINGENCIES (NOTE 7)
NET ASSETS	$1,751,972	$1,684,176
The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest and other income	$27	$272	$244	$474
EXPENSES
Organization costs	12	18	81	73
Management fees to affiliate	7,934	5,624	15,669	10,490
Interest expense	625	—	625	—
Administrative expenses	965	840	1,987	1,379
Total Expenses	9,536	6,482	18,362	11,942

NET INVESTMENT LOSS	(9,509)	(6,210)	(18,118)	(11,468)
NET REALIZED AND UNREALIZED (LOSS) GAIN
Net change in unrealized (loss) gain on investments	(14,033)	47,295	(29,388)	67,088

Net realized and unrealized (loss) gain	(14,033)	47,295	(29,388)	67,088
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(23,542)	$41,085	$(47,506)	$55,620
The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands) (unaudited)

	Limited Partners	Affiliated Limited Partners	General Partner	Total
NET ASSETS - January 1, 2023	$1,656,821	$26,836	$519	$1,684,176
Net investment income (loss) before fixed return	(8,595)	(14)	—	(8,609)
Fixed return decrease	(338)	(5)	—	(343)
Fixed return increase	343	—	—	343
Net change in unrealized gain on investments	(15,105)	(244)	(6)	(15,355)
Capital contributions	63,785	—	—	63,785
Distributions	—	(4,900)	—	(4,900)
NET ASSETS - March 31, 2023	1,696,911	21,673	513	1,719,097
Net investment loss before fixed return	(9,488)	(20)	(1)	(9,509)
Fixed return decrease	(274)	(3)	—	(277)
Fixed return increase	277	—	—	277
Net change in unrealized gain on investments	(13,851)	(177)	(5)	(14,033)
Capital contributions	56,417	—	—	56,417
NET ASSETS - June 30, 2023	$1,729,992	$21,473	$507	$1,751,972

	Limited Partners	Affiliated Limited Partners		General Partner	Total
NET ASSETS - January 1, 2022	$1,013,589	$30,917		$480	$1,044,986
Net investment income (loss) before fixed return	(5,246)	(12)		—	(5,258)
Fixed return decrease	(674)	(21)		—	(695)
Fixed return increase	695	—		—	695
Net change in unrealized gain on investments	19,198	584		11	19,793
Capital contributions	142,184	—		—	142,184
Distributions	—	(10,580)		—	(10,580)
Net change in unrealized incentive allocation	(2,648)	2,648		—	—
NET ASSETS - March 31, 2022	1,167,098	23,536	—	491	1,191,125
Net investment income (loss) before fixed return	(6,200)	(10)		—	(6,210)
Fixed return decrease	(736)	(13)		(1)	(750)
Fixed return increase	750	—		—	750
Net change in unrealized gain on investments	46,443	828		24	47,295
Capital contributions	162,112	—		—	162,112
Net change in unrealized incentive allocation	(7,956)	7,956		—	—
NET ASSETS - June 30, 2022	$1,361,511	$32,297	$—	$514	$1,394,322

The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(47,506)	$55,620
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities
Purchase of/additions to investments	(302,048)	(758,220)
Net change in unrealized loss (gain) on investments	29,388	(67,088)
Changes in operating assets and liabilities:
Property acquisition deposits	34,727	—
Prepaid expenses and other assets	(103)	(36,988)
Accounts payable and accrued expenses	90	(2,692)
Due to related party	(284)	(536)
Management fees payable to affiliate	(249)	442
Interest payable	625	—
Net Cash Used In Operating Activities	(285,360)	(809,462)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	120,202	301,209
Proceeds from notes payable to Fund's investments	50,000	—
Distributions paid	(10,416)	(10,580)
Net Cash Provided by Financing Activities	159,786	290,629
NET CHANGE IN CASH AND CASH EQUIVALENTS	(125,574)	(518,833)
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	139,958	743,595
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$14,384	$224,762

The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investment Description	Ownership (1)		Cost	Fair Value	% of Net Assets
Land and Improvements
Office — Los Angeles, CA	99.3%		$64,046	$64,703	3.7%
Office — Los Angeles, CA	99.0%		40,869	46,677	2.7%
Office — Los Angeles, CA	99.0%		7,653	5,602	0.3%
Hotel — Atlanta, GA	99.0%		110,000	111,923	6.4%
Multifamily — Atlanta, GA	99.0%		110,000	111,276	6.4%
Office — Los Angeles, CA	99.0%		17,146	19,526	1.1%
Office — Los Angeles, CA	99.0%		8,096	7,931	0.5%
Total Land and Improvements			357,810	367,638	21.1%
Office
Office — Dallas, TX	61.9%		76,690	107,255	6.1%
Office — Los Angeles, CA	99.0%		4,347	4,347	0.2%
Total Office			81,037	111,602	6.3%
Mixed-use
Multifamily — Washington D.C.	91.0%		58,033	62,200	3.6%
Office — Los Angeles, CA	99.0%		12,215	11,857	0.7%
Multifamily — Los Angeles, CA	99.0%		12,917	12,772	0.7%
Multifamily — Los Angeles, CA	99.0%		11,534	12,472	0.7%
Multifamily — Los Angeles, CA	99.0%		57,062	54,993	3.1%
Multifamily — Los Angeles, CA	99.0%		23,000	23,940	1.4%
Total Mixed-use			174,761	178,234	10.2%
Renewable Energy
Solar — Lemoore, CA	26.7%		56,385	136,654	7.8%
Solar — Lemoore, CA	15.1%		11,182	12,973	0.7%
Solar — Lemoore, CA (2)	100.0%	(3)	604,761	603,408	34.4%
Solar — Lemoore, CA (4)	87.5%		367,003	366,297	20.9%
Total Renewable Energy			1,039,331	1,119,332	63.8%
Total Investments			$1,652,939	$1,776,806	101.4%
___________________
(1)The Fund invests indirectly in properties through its investments in membership interests of the property-owning entity.
(2)Represents an investment made in December 2022 in a ground-up development of a solar production and storage facility, which is currently undergoing development activities. Its projected operational date is in late 2023.
(3)Investment has a loan agreement with an affiliated vehicle managed by CIM (the “Lender”) in the principal amount of up to $75.0 million. As of June 30, 2023, the loan amount outstanding was $75.0 million. Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment.
(4)Represents an investment made in April 2022 in a ground-up development of a solar production and storage facility, which is currently undergoing development activities. Its projected operational date is in late 2023.

CIM OPPORTUNITY ZONE FUND, L.P.
SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands) (unaudited)

Investment Description	Ownership (1)		Cost	Fair Value	% of Net Assets
Land and Improvements
Office — Los Angeles, CA	99.3%		$64,046	$70,393	4.2%
Office — Los Angeles, CA	99.0%		40,869	43,949	2.6%
Office — Los Angeles, CA	99.0%		6,876	5,534	0.3%
Hotel — Atlanta, GA	99.0%		110,000	110,695	6.6%
Multifamily — Atlanta, GA	99.0%		110,000	110,602	6.6%
Total land and improvements			331,791	341,173	20.3%
Office
Office — Dallas, TX	61.9%		76,690	126,828	7.5%
Mixed-use
Multifamily — Washington D.C.	91.0%		58,033	69,544	4.1%
Office — Los Angeles, CA	99.0%		11,987	11,731	0.7%
Multifamily — Los Angeles, CA	99.0%		12,917	12,638	0.7%
Multifamily — Los Angeles, CA	99.0%		11,534	12,884	0.8%
Multifamily — Los Angeles, CA	99.0%		57,062	55,719	3.3%
Total Mixed-use			151,533	162,516	9.6%
Renewable Energy
Solar — Lemoore, CA	25.3%		56,385	137,959	8.2%
Solar — Lemoore, CA	15.1%		11,182	13,107	0.8%
Solar — Lemoore, CA	99.0%	(2)	356,332	356,332	21.2%
Solar — Lemoore, CA	87.5%		366,979	366,231	21.7%
Total Renewable Energy			790,878	873,629	51.9%
Total Investments			$1,350,892	$1,504,146	89.3%
__________________
(1)The Fund invests indirectly in properties through its investments in membership interests of the property-owning entity.
(2)Investment has a loan agreement with an affiliated vehicle managed by CIM (the “Lender”) in the principal amount of up to $75.0 million. As of December 31, 2022, the loan amount outstanding was $52.3 million. Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment.
The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

1. ORGANIZATION
CIM Opportunity Zone Fund, L.P., (the “Fund”), a Delaware limited partnership, was formed on November 1, 2018 and commenced operations on January 21, 2019 (the “Initial Closing”). The Fund is governed by the Fourth Amended and Restated Limited Partnership Agreement, dated as of November 30, 2021 (as amended and restated, the “Partnership Agreement”). The Fund is organized as an open-ended vehicle for the purpose of acquiring, owning, developing or re-developing and operating infrastructure and real estate assets, including assets in low-income communities in the United States that have been designated as “Opportunity Zones” pursuant to Section 1400Z-1 of the Internal Revenue Code of 1986 (the “Code”) and which meet the criteria described in the Partnership Agreement. The Fund’s objective is generating returns from capital appreciation and operating income once development is complete. The Fund’s assets under development had plans in place or were developed at the time of the Fund’s acquisition that are strategic to each asset achieving current income and appreciation of value. The Fund engages third parties or affiliates of the Manager (also referred to as the “development manager”) to provide development management services and in consideration pays development management fees.
At least 90% of the Fund’s assets will consist of “qualified opportunity zone property”, which enables the Fund to be classified as a “qualified opportunity fund” within the meaning of Section 1400Z-2 of the Code (a “QOF”). The Fund qualified, and intends to continue to qualify, as a QOF beginning with its taxable year ended December 31, 2020.
The general partner of the Fund is CIM Opportunity Zone Fund GP, LLC, a Delaware limited liability company (the “General Partner”), and an affiliate of CIM Group, LLC (together with its controlled affiliates, “CIM”). One or more affiliates of CIM acts as the manager of the Fund (the “Manager”). The Fund also has limited partners (the “Limited “Partners”, affiliated limited partners (the “Affiliated Limited Partners”) and, together with the General Partner, the “Partners”)).
The Fund shall continue until it is dissolved and subsequently terminated upon (a) a determination made by the General Partner at any time in its discretion, (b) the bankruptcy, termination, dissolution or withdrawal of the General Partner, (c) the consent of a majority of the Limited Partners by number and the consent of 75% of Limited Partners by units to dissolve the Fund or (d) the entry of a decree of dissolution with respect to the Fund.
Subject to legal, tax, regulatory and other similar considerations, all calls for capital from the Limited Partners shall be made pursuant to a notice, and unless otherwise determined in the General Partner’s discretion, capital contributions will be drawn first from all commitments made during the same closing date pro rata, and 100% of such commitments will be funded prior to calling capital from partners admitted during subsequent closings.
As of June 30, 2023, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$1,710,674	$1,710,674	$—
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a fair-value basis and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end Statement of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto of CIM Opportunity Zone Fund, L.P. for the fiscal year ended December 31, 2022.
The Fund follows the accounting and financial reporting guidance in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”).

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The real estate and capital markets are cyclical in nature. Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Amounts ultimately realized from each investment may vary significantly from the fair values presented.
Investments — Investments are carried at fair value. Costs to acquire investments are capitalized as a component of investment cost. The Fund holds its investments through ownership of membership interests in underlying limited liability companies, and the Fund records the fair value of its ownership in such entities based on the fair value of the underlying investment, any related debt, and other factors such as ownership percentages and distribution provisions. In certain investment arrangements, the Fund’s equity percentage interest in the investment may be reduced by third-party promote interests for returns realized in excess of specific hurdle rates of return. Such promote interests have been considered in the related investment valuation.
Investment Valuation — The Fund’s valuations are prepared by third-party valuation firms in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The fair values of investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Investments without a public market are valued based on assumptions made and valuation techniques. Such valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, multiple valuation techniques are taken into consideration when measuring the fair value of an investment. However, in certain circumstances, a single valuation may be appropriate, such as during the development phase of the project, where the “Cost Method” may be most appropriate for construction in progress, with the “Comparative Sales Approach” applied to the value of the underlying land. Upon completion, the investment would typically be valued utilizing the Discounted Cash Flow (“DCF”) and Comparative Sales approaches. Weighting of the appraisal methods represents an approximation of how marketplace participants would underwrite the investment in current market conditions as of the measurement date.
CIM maintains a valuation committee to oversee and administer the appraisal process for the Fund’s investments in accordance with the Fund’s valuation policy. The fair value of such investments does not reflect transaction sale costs, which may be incurred upon disposition of the investments. Generally, the Fund will engage a third-party valuation firm for all investments on a quarterly basis. In the initial quarter of an acquisition, an investment is generally valued based upon the actual economics of the transaction.
Income and Expense Recognition — Distributions of profits and earnings of investments are recognized as income when received. Expenses are recognized as incurred.
Cash and Cash Equivalents — Cash represents cash deposits held at high-quality financial institutions. Cash equivalents include short-term, highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have maturities of three months or less when purchased. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes.
Property Acquisition Deposits — The Fund holds its investments through ownership of membership interests in underlying limited liability companies. Property acquisition deposits reflect advances made to the underlying limited liability companies for their acquisition of properties. Upon successful execution of the purchase by the limited liability company, amounts advanced will be reclassified to investments.
Concentration of Credit Risk — Cash held at major financial institutions is subject to credit risk to the extent those balances exceed the applicable Federal Deposit Insurance Corporation limitations, of up to $250,000 per financial institution.
Risk Management — In the normal course of business, the Fund encounters economic risk such as market risk and concentration of investment risk. Market risk reflects changes in the valuation of investments held by the Fund.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Concentration of investment risk represents the risk associated with investments that are concentrated in certain geographic regions and industries.
Income Taxes — The Fund intends to operate in a manner that will allow it to qualify as a partnership for U.S. federal income tax purposes. Generally, an entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Accordingly, the Fund does not record a provision for U.S. federal, state, or local income taxes because the partners report their share of the Fund’s income or loss on their income tax returns. If the Fund fails to qualify as a partnership for U.S. federal income tax purposes in any taxable year, and if the Fund is not entitled to relief under the Code for an inadvertent termination of its partnership status, the Fund will be subject to federal and state income tax on its taxable income at regular corporate income tax rates.
The Fund currently qualifies as a QOF commencing with its taxable year ended December 31, 2020 under Section 1400Z-2 of the Code. If, in future periods, the Fund does not satisfy the requirements to be a QOF, it may be subject to penalty taxes as provided under the Code (unless it is eligible for a reasonable-cause exception).
ASC 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period.
Recent Accounting Pronouncements — The Fund does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Fund’s financial statements.
3. FAIR VALUE MEASUREMENTS
In determining fair value, the Fund uses various valuation approaches. The definition of estimated fair value is applied on a consistent basis with that required by ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 establishes fair value measurement framework, provides a single definition of fair value, and requires expanded disclosure summarizing fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.
The FASB issued guidance that establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value in a market-based measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities;
Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or through corroboration with observable market data; and
Level 3 — Unobservable inputs, for which there is little or no market data for the assets or liabilities, such as internally developed valuation models.
In instances where the determination of a fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Investments are generally valued using Level 3 inputs. The valuations of the Fund’s investments measured at fair value by the fair value hierarchy levels as of June 30, 2023 and December 31, 2022, are as follows (in thousands):

Description	Total Fair Value as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$1,776,806	$—	$—	$1,776,806

Description	Total Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$1,504,146	$—	$—	$1,504,146
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s real estate investments that are categorized within Level 3 of the fair value hierarchy as of June 30, 2023:

Investment	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Real Estate
Land and improvements	$367,638	Sales comparison	Value per square foot	$168-$574
				($323)
Office	107,255	Discounted cash flow	Discount rate	7.3%
			Terminal capitalization rate	6.0%
			Revenue growth rate	2.8%
	4,347	Recent transaction (1)	N/A	N/A
Mixed-use	62,200	Discounted cash flow	Discount rate	6.5%
			Terminal capitalization rate	4.8%
			Revenue growth rate	3.0%
	116,034	Sales comparison	Value per square foot	$504-$996
				($774)
Renewable energy	1,119,332	Sales comparison	Value per acre	$35,001
		Blended approach	Discounted cash flow weighting	60%
			Cost approach weighting	40%
		Discounted cash flow	Discount rate	6.0%-12.4%
				(6.6%)
			Investment tax credit rate	30.0%
			Investment tax credit eligibility	94.9%
			Economic useful life	35 years
Total	$1,776,806
______________________
(1)Significant inputs are the consummated transactions that occurred during the period. The Fund believes due to the nature and age of acquisitions, cost of investments approximates fair value.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s real estate investments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022:

Investment	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Real Estate
Land and improvements	$341,173	Sales comparison	Value per square foot	$65-$576
				($531)
Office	126,828	Discounted cash flow	Discount rate	6.8%
			Terminal capitalization rate	5.8%
			Revenue growth rate	3.0%
Mixed-use	69,544	Discounted cash flow	Discount rate	6.3%
			Terminal capitalization rate	4.8%
			Revenue growth rate	3.0%
	92,972	Sales comparison	Value per square foot	$421-$854
				($733)
Renewable Energy	517,297	Sales comparison	Value per acre	$35,001
		Blended approach	Discounted cash flow weighting	60%
			Cost approach weighting	40%
		Discounted cash flow	Discount rate	6.0%-12.4%
				(6.4%)
			Investment tax credit rate	30.0%
			Investment tax credit eligibility	94.9%
			Economic useful life	35 years
	356,332	Recent transaction	N/A	N/A
Total	$1,504,146
Under the sales comparison technique, the significant unobservable input used in the fair value measurement of the Fund’s investments is value per square foot. Increases or decreases in the value per square foot may result in a lower or higher fair value measurement, respectively.
Under the discounted cash flow technique, the significant unobservable input used in the fair value measurement of the Fund’s investments is the discount rate, terminal capitalization rate, and revenue growth rate, as applicable. Increases or decreases in the rates in isolation may result in a higher or lower fair value measurement, respectively. An increase or decrease in the discount rate used to determine fair value would result in a decrease or increase to the fair value, respectively. An increase or decrease in the terminal capitalization rate or revenue growth rate would result in an increase or decrease to the fair value, respectively.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
The following table presents the changes in assets classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2023 and 2022 (in thousands):

Description	Investments
Beginning balance, January 1, 2022	$332,320
Purchase of/additions to investments	735,191
Net change in unrealized gain on investments	67,087
Balance, June 30, 2022	$1,134,598

Beginning balance, January 1, 2023	1,504,146
Purchase of/additions to investments	302,048
Net change in unrealized gain on investments	(29,388)
Ending balance, June 30, 2023	$1,776,806
4. CONTRIBUTIONS, DISTRIBUTIONS AND REDEMPTIONS
Admission, and timing thereof, of new partners into the Fund is at the general discretion of the General Partner. Each Limited Partner may be required on or soon after such Limited Partner’s admission to the Fund, to make a capital contribution to the Fund with respect to its capital commitment in an amount specified in a notice delivered by the General Partner at least three business days prior to the due date of such capital contribution. Thereafter, each Limited Partner shall generally make capital contributions at the discretion of the General Partner in an amount specified in a notice delivered by the General Partner at least ten business days prior to such date and only up to the amount of such Limited Partner’s undrawn commitment.
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $277,000 and $620,000, respectively, for the three and six months ended June 30, 2023, and $750,000 and $1.4 million, respectively for the three and six months ended June 30, 2022, which are included in the statement of changes in net assets as fixed return increase and fixed return decrease.
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion.
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
5. UNIT HOLDER TRANSACTIONS
For the six months ended June 30, 2023, capital activity is summarized, in dollar amounts and units, as follows (in thousands, except unit and per unit amounts):

	Limited Partners	Affiliated Limited Partners	General Partner	Total
Capital Activity (Amount)
Beginning balance - January 1, 2023	$1,656,821	$26,836	$519	$1,684,176
Net investment income (loss) before management fees and fixed return	(2,414)	(34)	(1)	(2,449)
Management fees	(15,669)	—	—	(15,669)
Fixed return decrease	(612)	(8)	—	(620)
Fixed return increase	620	—	—	620
Net change in unrealized loss on investments	(28,956)	(421)	(11)	(29,388)
Capital contributions	120,202	—	—	120,202
Distributions	—	(4,900)	—	(4,900)
NET ASSETS - June 30, 2023	$1,729,992	$21,473	$507	$1,751,972
Capital Activity (Units)
Beginning units - January 1, 2023	1,408,417.968	22,776.500	532.696	1,431,727.164
Units issued	104,237.103	—	—	104,237.103
Distributions	—	(4,221.302)	—	(4,221.302)
Unit re-allocation	(190.888)	186.100	4.788	—
Ending units - June 30, 2023	1,512,464.183	18,741.298	537.484	1,531,742.965
Per-unit operating performance ($/Unit)
Net asset value, beginning of period - January 1, 2023				$1,176.325
Net investment income (loss) before management fees and fixed return				(1.673)
Management fees				(10.748)
Fixed return decrease				(0.426)
Fixed return increase				0.426
Net change in unrealized loss on investments				(20.127)
Net asset value, end of period - June 30, 2023				$1,143.777

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
For the six months ended June 30, 2022, capital activity is summarized, in dollar amounts and units, as follows (in thousands, except unit and per unit amounts):

	Limited Partners	Affiliated Limited Partners	General Partner	Total
Capital Activity (Amount)
Beginning balance - January 1, 2022	$1,013,589	$30,917	$480	$1,044,986
Net investment income (loss) before management fees and fixed return	(956)	(22)	—	(978)
Management fees	(10,490)	—	—	(10,490)
Fixed return decrease	(1,410)	(34)	(1)	(1,445)
Fixed return increase	1,445	—	—	1,445
Net change in unrealized gain on investments	65,641	1,412	35	67,088
Capital contributions	304,296	—	—	304,296
Distributions	—	(10,580)	—	(10,580)
Realized incentive allocation	(10,604)	10,604	—	—
NET ASSETS - June 30, 2022	$1,361,511	$32,297	$514	$1,394,322
Capital Activity (Units)
Beginning units - January 1, 2022	901,483.911	27,432.654	522.164	929,438.729
Units issued	261,782.616	—	—	261,782.616
Distributions	—	(9,265.365)	—	(9,265.365)
Unit re-allocation	(9,164.951)	9,160.784	4.167	—
Ending units - June 30, 2022	1,154,101.576	27,328.073	526.331	1,181,955.980
Per-unit operating performance ($/Unit)
Net asset value, beginning of period - January 1, 2022				$1,124.319
Net investment income (loss) before management fees and fixed return				(0.982)
Management fees				(10.554)
Fixed return decrease				(1.466)
Fixed return increase				1.466
Net change in unrealized gain on investments				66.890
Net asset value, end of period - June 30, 2022				$1,179.673
6. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of June 30, 2023, multiplied by their proportionate share of NAV as of the beginning of the quarter.
Incentive allocation
Pursuant to the Partnership Agreement, the General Partner or an affiliate thereof or other designee of the General Partner, will be allocated net profits (the “Incentive Allocation”) from the Limited Partners at the end of an Incentive Allocation Period, subject to certain performance objectives. The General Partner receives an Incentive Allocation of 20% annually, this is the portion of profits or gains that the General Partner is entitled to above a certain threshold. The high watermark is a mechanism that ensures the General Partner only receives an Incentive Allocation if the fund's value surpasses the highest previous value. This means that if the fund's value decreases below the high watermark, the General Partner will not receive any Incentive Allocation until the value exceeds the previous high point. The hurdle rate is a minimum rate of return that the fund needs to achieve before the General Partner becomes eligible for the Incentive Allocation, in this case, the hurdle rate is set at 6%. The General Partner is entitled to an 80% catch-up provision once the

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
hurdle rate is met, which means that once the hurdle rate is surpassed, the General Partner will receive 80% of the profits or gains until they have caught up to their entitled share.
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through June 30, 2023, the Fund has realized an incentive allocation of $15.6 million.
Servicing Fees
The General Partner or its affiliates may also provide to the Fund and/or its investments part or all of other services (“Other Services”) that would otherwise be provided by a third party, including servicing fees and reimbursement of allocable costs and expenses incurred in connection with or relating to the performance of any Other Services. Pursuant to such provided services, the General Partner or its affiliates may receive from the Partnership and/or its Portfolio Assets, (i) property management fees, (ii) development management fees, (iii) leasing brokerage fees, (iv) fees associated with arranging financings for Portfolio Assets, (v) multifamily residential sales fees, (vi) fees relating to servicing and administering the Portfolio Assets, including special servicing, (vii) fees in connection with or following a foreclosure on the Portfolio Asset and (viii) other related fees in connection with a Portfolio Asset (collectively, “Servicing Fees”). Such Servicing Fees will be either (x) at rates which do not exceed the limits set forth immediately below, (y) at rates that are no less favorable to the Partnership and/or such Portfolio Asset than the arm’s-length rates on which the Partnership and/or such Portfolio Asset could obtain comparable services from an unaffiliated service provider taking into account the nature of the relevant asset type and the special services required or (z) at rates that receive the consent of a Review Agent or the Limited Partners:

Fee Type	Limit
Property Management Fees	Not to exceed 5.0% of gross property revenues, plus Allocable Costs and Expenses
Development Management Fees	Not to exceed 4.0% of gross contract price for development, tenant improvements or other capital expenditures, as applicable, plus Allocable Costs and Expenses
Leasing Brokerage Fees
Not to exceed 4.0% of base rent during lease years one through five; 2.0% of base rent after lease year five, in each case, plus Allocable Costs and Expenses. In transactions where there is a participating broker(s), not to exceed 2.0% of base rent during lease years one through five; 1.0% of base rent after year five, in each case, plus Allocable Costs and Expenses

Multifamily Residential Sales Fees	Not to exceed 6.0% of the gross sales price of a residential unit, plus Allocable Costs and Expenses.
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Management fees	Management fees to affiliate	$7,934	$5,624	$15,669	$10,490
Incentive allocation	(1)	$—	$7,956	$—	$10,604
Administration and other reimbursable expenses	Administrative expenses	$442	$189	$940	$420
______________________
(1)Represents the change in unrealized Incentive Allocation to SLP during the three and six months ended June 30, 2022.
The Fund’s investments incurred expenses including Development Fees, Allocable Costs and Expenses and additional Other Servicing Fees, of which $6.2 million and $15.4 million, respectively, were allocated to the Fund based on its respective ownership percentage of the investment, for the three and six months ended June 30, 2023, and $2.9 million and $833,000, respectively, were allocated to the Fund based on its respective ownership percentage of the investment for the three and six months ended June 30, 2022.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of June 30, 2023 and December 31, 2022 (in thousands):

		June 30, 2023	December 31, 2022
Management fees	Management fees payable to affiliate	$14	$263
Incentive fees	Incentive fees payable to affiliate	$—	$5,516
Administration and other reimbursable expenses	Due to related party	$11	$295
Affiliate Investments
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been transferred into the Fund from CIM and its affiliates (“CIM-Controlled Pipeline Investments”), as described in the marketing materials. In these instances, such investments and co-investments are reported as transactions with affiliates. Of the total Fund, 83% are investments incubated at CIM and its affiliates. As of June 30, 2023, investments incubated at CIM and its affiliates represented $400.1 million.
The Fund may coinvest with other entities under common control of the same General Partner or its affiliates. As of June 30, 2023, the Fund held investments with a total fair value of $702.4 million that was coinvested with affiliated funds.
The Fund also enters into certain agreements with other CIM affiliated entities from time to time. In the three and six months ended June 30, 2023, the Fund entered into an agreement with another CIM affiliated entity regarding other servicing fees and expenses in connection with the transfer of an investment.
Notes Payable to Fund’s Investments, at fair value
The Fund has amounts due to subsidiaries for advances from the Fund’s investments. As of June 30, 2023, $50.0 million is payable to two of the Fund’s related investments. In exchange for the borrowings made under the arrangements, the Fund’s investments received promissory notes with a maturity date of September, 2024 at a rate per annum equal to 4.5%.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business. We are not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, are any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business.
The Fund is subject to various environmental laws of federal, state, and local governments. Compliance with these laws has not had a material adverse effect on the financial statements, and management does not believe it will have such an impact in the future.
The Fund acts as a guarantor of certain debt obligations to its underlying investments. In certain scenarios, the Fund may have limited or full recourse exposure.
8. FINANCIAL HIGHLIGHTS
Financial highlights are presented for the limited partners as a class, taken as a whole, and as a result an individual investor’s returns may vary from these amounts based on management and incentive fee arrangements and the timing and amount of capital transactions, including the impact of the fixed return. Refer to Note 5 for the unit activity for the three and six months ended June 30, 2023 and 2022.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Financial highlights for the three and six months ended June 30, 2023 and 2022, are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Return(1)(2)
Gross of management & incentive fees:
Net investment income (loss)	(0.1)%	—%	(0.2)%	—%
Net realized and unrealized (loss) gain	(0.8)%	3.8%	(1.7)%	5.6%
Gross - total return	(0.9)%	3.8%	(1.9)%	5.6%
Net of management & incentive fees:
Net investment loss	(0.5)%	(0.5)%	(1.0)%	(1.0)%
Net realized and unrealized (loss) gain	(0.8)%	3.1%	(1.7)%	4.8%
Net - total return	(1.3)%	2.6%	(2.7)%	3.8%
Ratios to Average Net Assets(2)
Fund operating expense ratio(3)	0.1%	0.1%	0.2%	0.1%
Organization costs	0.0%	0.0%	0.0%	0.0%
Management fee ratio	0.5%	0.4%	0.9%	0.9%
Realized and net change in unrealized incentive allocation ratio	0.0%	0.6%	0.5%	0.8%
Total expense and incentive allocation ratio(3)	0.6%	1.1%	1.6%	1.8%
Net investment loss ratio(3)	(0.5)%	(0.5)%	(1.0)%	(1.0)%
Net realized and unrealized (loss) gain ratio	(0.8)%	3.8%	(1.7)%	5.7%
Net (decrease) increase in net assets resulting from operations ratio	(1.3)%	3.3%	(2.7)%	4.7%
__________________
(1)Total return ratios are calculated by geometrically linking quarterly ratios. The sum of the net investment income returns and the appreciation or depreciation of returns may not equal the total return due to rounding and/or the compounding of individual component returns to each other.
(2)Average net assets used to calculate financial highlights are calculated quarterly as beginning net assets plus time-weighted contributions less time-weighted distributions.
(3)Fund operating expense and net investment income (loss) ratios reflect only fund-level expenses excluding management fees and incentive allocation and, accordingly, do not reflect expenses incurred at the investment level.
9. SUBSEQUENT EVENTS
The following events have occurred subsequent to June 30, 2023:
The Fund accepted additional capital commitments of approximately $17.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 28, 2023. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Opportunity Zone Fund, L.P.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 28, 2023.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•our future operating results;
•our business prospects and the prospects of the real estate in which we may invest;
•historic correlations among economic growth, inflation and rents resulting in the loss of the potential inflation hedging attributes of real estate;
•any recent perceived improvement in real estate fundamentals, corporate earnings, stock market performance and the supply and demand characteristics of commercial real estate, any one of which could adversely affect the performance of the Fund;
•the availability of capital markets, including the debt financing expected to be employed by the Fund;
•the predictive value of real estate capitalization rates compared with intermediate U.S. Treasury bonds;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our ability to source adequate investment opportunities to efficiently deploy capital;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financing arrangements and investments;
•changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our properties;

•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with CIM or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•our use of financial leverage;
•the ability to locate suitable investments and to monitor and administer our investments;
•the ability to attract and retain highly talented professionals;
•our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.
Overview
The Fund was formed on November 1, 2018 and commenced operations on January 21, 2019, and is governed by the Partnership Agreement. The Fund is organized as an open-ended vehicle for the purpose of acquiring, owning, developing or re-developing and operating infrastructure and real estate assets in Opportunity Zones, with the objective of generating returns from capital appreciation and operating income once development is complete. The Fund’s assets under development had plans in place or were developed at the time of the Fund’s acquisition that are strategic to each asset achieving current income and appreciation of value. The Fund engages third parties or affiliates of the Manager (also referred to as the “development manager”) to provide development management services and in consideration pays development management fees.
Portfolio Information
As of June 30, 2023, we had investments in 19 assets with an aggregate as of date cost of $1.7 billion. During the six months ended June 30, 2023, we acquired 99% ownership interests in three office properties and one multifamily property located in Los Angeles, California.
Results of Operations
The following table provides summary information about our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Interest and other income	$27	$272	$(245)	$244	$474	$(230)
Organization costs	$12	$18	$(6)	$81	$73	$8
Management fees	$7,934	$5,624	$2,310	$15,669	$10,490	$5,179
Interest expense	$625	$—	$625	$625	$—	$625
Administrative expenses	$965	$840	$125	$1,987	$1,379	$608
Net change in unrealized (loss) gain on investments	$(14,033)	$47,295	$(61,328)	$(29,388)	$67,088	$(96,476)
Interest and other income
Interest income consists of amounts received on interest-bearing accounts. In addition, interest income includes distributions from investments in limited liability companies that are recognized as income when received to the extent such amounts are paid from earnings and profits of the underlying investee.
The decrease in interest income of $245,000 and $230,000, respectively, during the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to decreased activity in our interest-bearing accounts during the three and six months ended June 30, 2023.
Organization costs
Organization costs primarily consist of allocable costs and expenses reimbursed to the Manager.

Organization costs during the three and six months ended June 30, 2023 have remained relatively consistent compared to the same period in 2022.
Management fees
Management fees are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $2.3 million and $5.2 million, respectively, during the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to the additional capital raise that drove the NAV increase. From June 30, 2022 to June 30, 2023 the Fund accepted an additional $416.3 million in capital contributions. Such capital contributions, along with existing cash on hand was used for the acquisition of five assets with a fair value of $659.2 million subsequent to June 30, 2022.
Interest expense
Interest expense was $625,000 for both the three and six months ended June 30, 2023 and relates to the notes payable to the Fund’s investments that was entered into during the six months ended June 30, 2023. No such expenses were incurred during the three and six months ended June 30, 2022.
Administrative expenses
Administrative expenses consist of legal, accounting expenses, banking fees and corporate expenses.
The increase in administrative expenses of $125,000 and $608,000, respectively, during the three and six months ended June 30, 2023, compared to the same period in 2022 was primarily due to the increased NAV at June 30, 2023 compared to at June 30, 2022, as further described above. With a larger NAV, the scale of operations and the complexity of managing the assets also increases. This leads to higher administrative expenses, as more resources and personnel are required to handle the expanded portfolio effectively. Additionally, the Fund’s third party administrator is compensated based on a fee structure that is tied to the NAV of the Fund. As the NAV increases, the fee amount also increases proportionately.
Net change in unrealized (loss) gain on investments
The decrease in the net change in unrealized (loss) gain on investments of $61.3 million during the three months ended June 30, 2023 and $96.5 million during the six months ended June 30, 2023, as compared to the same periods in 2022 was due to the valuation of the portfolio assets which were adjusted to reflect changing market conditions and environment in addition to higher costs of capital. When comparing the same period in 2022 there was an increase during the three months ended June 30, 2022 of $47.3 million and an increase during the six months ended June 30, 2022 of $67.1 million due to occupancy rates increasing, rental income increasing, land values increasing, and construction costs decreasing.
U.S GAAP to Trading Basis Reconciliation
Pursuant to Section 3.08(a)(i) of the Partnership Agreement, any and all costs associated with the organization of the Fund, any feeder fund, the General Partner and the offering of units paid by the Fund during each year shall be amortized over the next five-year period beginning immediately following the end of such year. This amortization will cause the Fund’s basis for capital transactions (“Trading Basis”) to diverge from the U.S. GAAP reporting basis. As a result, unit activity is calculated, transacted upon and reported on a Trading Basis. Accordingly, a reconciliation between U.S. GAAP and Trading Basis NAV and net increase (decrease) in net assets resulting from operations will be reported until the organizational costs are fully amortized and U.S. GAAP and Trading Basis converge.

U.S. GAAP to Trading Basis NAV as of June 30, 2023 and 2022 and net increase (decrease) in net assets resulting from operations reconciliation for the six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
U.S. GAAP NAV	$1,751,972	$1,394,322
Add: Unamortized organizational costs	1,624	2,047
Trading Basis NAV	$1,753,596	$1,396,369
U.S. GAAP net (decrease) increase in net assets resulting from operations	$(47,506)	$55,620
Add: Organizational costs incurred/expensed	81	73
Less: Organizational costs amortized	(401)	(360)
Trading Basis Net (Decrease) Increase in Net Assets resulting from Operations	$(47,826)	$55,333
Financial Highlights
Financial highlights are presented for the Limited Partners as a class, taken as a whole, and as a result an individual investor’s returns may vary from these amounts based on management and incentive fee arrangements and the timing and amount of capital transactions, including the impact of the fixed return.
The Fund’s U.S. GAAP NAV deviates from the Fund’s Trading Basis NAV by the amount of unamortized organizational expenses, as discussed above. As a result, management has presented financial highlights on a U.S. GAAP and on a Trading basis.
Financial highlights for the trailing twelve months ended June 30, 2023 and 2022, are presented as follows:

	Trailing Twelve Months Ended
	June 30, 2023		June 30, 2022
	U.S. GAAP	Trading Basis	U.S. GAAP	Trading Basis
Total Return(1)(2)
Gross of management & incentive fees:
Net investment income (loss)	(0.2)%	(0.2)%	(0.4)%	(0.4)%
Net realized and unrealized gain	3.0%	3.0%	14.5%	14.5%
Gross - total return	2.8%	2.8%	14.1%	14.1%

Net of management & incentive fees:
Net investment income (loss)	(2.4)%	(2.4)%	(2.1)%	(2.1)%
Net realized and unrealized gain	2.3%	2.3%	12.1%	12.0%
Net - total return	(0.1)%	(0.1)%	10.0%	9.9%
Ratios to Average Net Assets(2)
Fund operating expense ratio(3)	0.3%	0.3%	0.3%	0.3%
Organization costs	0.0%	0.0%	0.0%	0.1%
Management fee ratio	1.8%	1.8%	1.8%	1.8%
Realized and net change in unrealized incentive allocation ratio	0.5%	0.5%	2.0%	2.0%
Total expense and incentive allocation ratio(3)	2.6%	2.6%	4.1%	4.2%
Net investment income (loss) ratio(3)	(2.5)%	(2.5)%	(2.1)%	(2.1)%
Net realized and unrealized gain ratio	3.8%	3.8%	12.5%	12.5%
Net increase (decrease) in net assets resulting from operations ratio	1.3%	1.3%	10.4%	10.4%
__________________
(1)Total return ratios are calculated by geometrically linking quarterly ratios. The sum of the net investment income returns and the appreciation/depreciation returns may not equal total return due to rounding and/or the compounding of individual component returns to each other.
(2)Average net assets used to calculate financial highlights are calculated quarterly as beginning net assets plus time-weighted contributions less time-weighted distributions.
(3)Fund operating expense and net investment income (loss) ratios reflect only Fund-Level expenses excluding Management Fees and Incentive Allocation and, accordingly, do not reflect expenses incurred at the investment level.

Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds from our continuous private offering of our Units in reliance on exemptions from the registration requirements of the Securities Act, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash will be for (i) investments in portfolio entities and other investments, (ii) the cost of operations (including the Management Fee and Incentive Allocation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under the Redemption Program (as described herein), and (v) cash distributions (if any) to the holders of our Units to the extent declared by the General Partner.
Related Parties
See “Note 6. Management Fees, Incentive Allocation and Other Related-Party Transactions” for a description of certain transactions and relationships with related parties.
Critical Accounting Policies
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies.”
Investment Valuation
The Fund’s valuations are prepared by third-party valuation firms in accordance with the USPAP. The fair values of investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Investments without a public market are valued based on assumptions made and valuation techniques. Such valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, multiple valuation techniques are taken into consideration when measuring the fair value of an investment. However, in certain circumstances, a single valuation may be appropriate, such as during the development phase of the project, where the Cost Method may be most appropriate for construction in progress, with the Comparative Sales Approach applied to the value of the underlying land. Upon completion, the investment would typically be valued utilizing the DCF and Comparative Sales approaches. Weighting of the appraisal methods represents an approximation of how marketplace participants would underwrite the investment in current market conditions as of the measurement date.
The weighting of valuation methodologies occurs in the reconciliation phase of the appraisal process and represents an approximation of how marketplace participants would underwrite the investment in current market conditions as of the measurement date. In the reconciliation process, appraisers weight the various approaches based on the quantity and quality of the data that was available for the analysis, including the number of relevant comparable sales and other data points, as well as the degree to which the appraisers were able to verify them. Appraisers also consider the typical behavior and attributes of the most likely purchasers of the property, including whether they would most likely be local, regional or national in size, and whether they are expected to be investors, owner-users, or partial owner-users. It is up to the appraisers to determine which approaches to value are applicable and what weight to apply to each approach utilized. In arriving at an as-is value, appraisers reflect how market participants would value a property by viewing it as a typical buyer would. For income-producing properties, the income approach, and specifically the DCF analysis, receives primary consideration.

Comparable sales are also analyzed as a secondary method, providing indications of reasonable value per square foot as well as cap rates. The Cost Method is relied upon less frequently, but will receive a heavier weighting in situations where the subject asset has been recently developed or is under construction. Ultimately, assuming that there is sufficient data in the market to support the appraisers’ analysis, all three approaches should broadly support the concluded value, even if the appraisers place primarily weight on one approach in order to mirror investor behavior.
The Fund’s process to determine estimated fair value is applied on a basis consistent with that required by ASC 820. ASC 820 establishes fair value measurement framework, provides a single definition of fair value, and requires expanded disclosure summarizing fair value measurements. The FASB issued guidance that establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value in a market-based measurement should be determined based on assumptions that market participants would use in pricing an asset or liability.
CIM maintains a Valuation Committee to oversee the valuation process. The committee is comprised of the Chief Valuation Officer, the Chief Financial Officer, a member of Senior Management and the Chief Compliance Officer of CIM. The Valuation Committee typically obtains a full appraisal on each asset at least annually, and limited scope updates at least quarterly, from a qualified third-party appraiser as part of the valuation process. CIM’s valuation policy described above is in place at the time of this filing, but is subject to change in the discretion of CIM.
The scope of the annual appraisal generally includes, but is not limited to, (i) inspection of the Portfolio Investment, immediate area, and cited comparable investments; (ii) analysis of relevant market data in terms of quality, quantity and geographic comparability to the extent necessary to produce credible appraisal results; (iii) development of future operating cash flow estimates; (iv) application of appropriate valuation approaches, including cost, sales comparison and income capitalization approaches as deemed necessary by the appraiser; and (v) review of marketing activities, letters of intent, bid/offers, purchase and sale agreements and advice of brokers and other external parties with knowledge of the investment and/or market.
Many of our accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. Any differences of opinion that arise as to assumptions and metrics utilized in the valuation are discussed and resolved through analysis and comparison to published benchmarks and reference to recent market transactions. These estimates are subject to change in the future if underlying assumptions or factors change. The Fund generally relies on the appraisers’ valuations, as adjusted based on agreements on significant assumptions. Certain accounting policies, while significant, may not require the use of estimates. The recent accounting changes that may potentially impact our business, if any, are described under “Recent Accounting Pronouncements” in “Note 2. Summary of Significant Accounting Policies.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pursuant to Item 305 of Regulation S-K, the Fund, as a smaller reporting company, is not required to provide the information required by this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are the subject.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 28, 2023 (File No. 000-56544). There have been no material changes from the risk factors previously disclosed. The risks described in our Form 10 Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of June 30, 2023, we sold 1,556,616 units resulting in gross offering proceeds of approximately $1.71 billion. The following table represents units sold during the three and six months ended June 30, 2023 and 2022:

Quarter Ended	Number of Units	Amount
March 31, 2022	126,746.58	$142,183,621
June 30, 2022	141,919.52	$162,112,676
March 31, 2023	54,160.88	$63,785,007
June 30, 2023	48,650.76	$56,416,686
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as InLine XBRL and contained in Exhibit 101).
_______________
*Filed herewith.
**    In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIM Opportunity Zone Fund, L.P.

By:	/s/ Nathan D. DeBacker

Name:	Nathan D. DeBacker
Title:	Chief Accounting Officer (Principal Financial Officer)

CIM Opportunity Zone Fund, L.P.

By:	/s/ David Thompson

Name:	David Thompson
Title:	Chief Financial Officer (Principal Executive Officer)
Date: August 10, 2023