Form 10-Q
period 2023-09-30
CIM Opportunity Zone Fund, L.P.
filed 2023-11-14
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2023, there were 1,736,147 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
STATEMENTS OF NET ASSETS
(in thousands) (unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Investments - at fair value (cost of $1,684,284 and $1,350,892, respectively)	$1,783,284	$1,504,146
Cash and cash equivalents	27,178	139,958
Contributions receivable	152,756	—
Property acquisition deposits	12,000	46,727
Prepaid expenses and other assets	99	32
Total Assets	1,975,317	1,690,863
LIABILITIES
Accounts payable and accrued expenses	1,065	613
Interest payable	1,202	—
Notes payable to Fund's investments, at fair value	50,000	—
Due to related party	11	295
Incentive fees payable to related party	—	5,516
Management fees payable to related party	46	263
Total Liabilities	52,324	6,687
COMMITMENTS AND CONTINGENCIES (NOTE 7)
NET ASSETS	$1,922,993	$1,684,176
The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest and other income	$10	$359	$254	$833
EXPENSES
Organization costs	46	23	127	96
Management fees to related party	8,006	6,556	23,675	17,046
Interest expense	577	—	1,202	—
Administrative expenses	1,028	449	3,015	1,828
Total Expenses	9,657	7,028	28,019	18,970

NET INVESTMENT LOSS	(9,647)	(6,669)	(27,765)	(18,137)
NET REALIZED AND UNREALIZED (LOSS) GAIN
Net change in unrealized (loss) gain on investments	(24,867)	21,132	(54,255)	88,220

Net realized and unrealized (loss) gain	(24,867)	21,132	(54,255)	88,220
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(34,514)	$14,463	$(82,020)	$70,083
The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands) (unaudited)

	Limited Partners	Affiliated Limited Partners		General Partner	Total
NET ASSETS - January 1, 2023	$1,656,821	$26,836		$519	$1,684,176
Net investment income (loss) before fixed return	(8,595)	(14)		—	(8,609)
Fixed return decrease	(338)	(5)		—	(343)
Fixed return increase	343	—		—	343
Net change in unrealized (loss) gain on investments	(15,105)	(244)		(6)	(15,355)
Capital contributions	63,785	—		—	63,785
Distributions	—	(4,900)		—	(4,900)
NET ASSETS - March 31, 2023	1,696,911	21,673	—	513	1,719,097
Net investment loss before fixed return	(9,488)	(20)		(1)	(9,509)
Fixed return decrease	(274)	(3)		—	(277)
Fixed return increase	277	—		—	277
Net change in unrealized (loss) gain on investments	(13,851)	(177)		(5)	(14,033)
Capital contributions	56,417	—		—	56,417
NET ASSETS - June 30,2023	1,729,992	21,473		507	1,751,972
Net investment loss before fixed return	(9,626)	(20)		(1)	(9,647)
Fixed return decrease	(300)	(4)		—	(304)
Fixed return increase	304	—		—	304
Net change in unrealized (loss) gain on investments	(24,554)	(304)		(9)	(24,867)
Capital contributions	205,535	—		—	205,535
NET ASSETS - September 30, 2023	$1,901,351	$21,145		$497	$1,922,993

CIM OPPORTUNITY ZONE FUND, L.P.
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands) (unaudited) — Continued

	Limited Partners	Affiliated Limited Partners	General Partner	Total
NET ASSETS - January 1, 2022	$1,013,589	$30,917	$480	$1,044,986
Net investment income (loss) before fixed return	(5,246)	(12)	—	(5,258)
Fixed return decrease	(674)	(21)	—	(695)
Fixed return increase	695	—	—	695
Net change in unrealized (loss) gain on investments	19,198	584	11	19,793
Capital contributions	142,184	—	—	142,184
Distributions	—	(10,580)	—	(10,580)
Net change in unrealized incentive allocation	(2,648)	2,648	—	—
NET ASSETS - March 31, 2022	1,167,098	23,536	491	1,191,125
Net investment income (loss) before fixed return	(6,200)	(10)	—	(6,210)
Fixed return decrease	(736)	(13)	(1)	(750)
Fixed return increase	750	—	—	750
Net change in unrealized (loss) gain on investments	46,443	828	24	47,295
Capital contributions	162,112	—	—	162,112
Net change in unrealized incentive allocation	(7,956)	7,956	—	—
NET ASSETS - June 30, 2022	1,361,511	32,297	514	1,394,322
Net investment income (loss) before fixed return	(6,667)	(2)	—	(6,669)
Fixed return decrease	(767)	(12)	—	(779)
Fixed return increase	779	—	—	779
Net change in unrealized (loss) gain on investments	20,795	328	9	21,132
Capital contributions	155,715	—	—	155,715
Net change in unrealized incentive allocation	(2,781)	2,781	—	—
NET ASSETS - September 30, 2022	$1,528,585	$35,392	$523	$1,564,500

The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(82,020)	$70,083
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities
Purchase of/additions to investments	(333,393)	(759,391)
Net change in unrealized loss (gain) on investments	54,255	(88,220)
Changes in operating assets and liabilities:
Property acquisition deposits	34,727	(37,492)
Prepaid expenses and other assets	(67)	268
Accounts payable and accrued expenses	452	(1,883)
Due to related party	(284)	(737)
Management fees payable to related party	(217)	41
Interest payable	1,202	—
Net Cash Used In Operating Activities	(325,345)	(817,331)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	172,981	458,757
Proceeds from notes payable to Fund's investments	50,000	—
Distributions paid	(10,416)	(10,580)
Net Cash Provided by Financing Activities	212,565	448,177
NET CHANGE IN CASH AND CASH EQUIVALENTS	(112,780)	(369,154)
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	139,958	743,595
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$27,178	$374,441

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions payable to related party	$—	$(10,580)
Contributions receivable	$152,756	$—
The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investment Description	Ownership (1)		Cost	Fair Value	% of Net Assets
Land and Improvements
Hotel — Atlanta, GA	99.0%		$110,000	$111,429	5.8%
Multifamily — Atlanta, GA	99.0%		110,000	110,091	5.7%
Office — Los Angeles, CA	99.0%		27,509	31,396	1.6%
Office — Los Angeles, CA	99.0%		11,250	10,924	0.6%
Multifamily — Los Angeles, CA	99.0%		23,000	23,809	1.2%
Office — Los Angeles, CA	99.0%		4,496	4,442	0.2%
Total Land and Improvements			286,255	292,091	15.1%
Office
Office — Dallas, TX	61.9%		76,690	91,675	4.8%
Office — Los Angeles, CA	99.0%		40,869	45,443	2.4%
Office — Los Angeles, CA	99.3%		64,046	63,181	3.3%
Office — Los Angeles, CA	99.0%		7,653	5,445	0.3%
Total Office			189,258	205,744	10.8%
Mixed-use
Multifamily — Washington D.C.	91.0%		58,488	56,479	2.9%
Office — Los Angeles, CA	99.0%		12,555	11,842	0.6%
Multifamily — Los Angeles, CA	99.0%		12,917	11,007	0.6%
Multifamily — Los Angeles, CA	99.0%		11,534	13,073	0.7%
Multifamily — Los Angeles, CA	99.0%		57,062	54,693	2.8%
Total Mixed-use			152,556	147,094	7.6%
Renewable Energy
Solar — Lemoore, CA	26.7%		56,385	135,405	7.0%
Solar — Lemoore, CA	15.1%		11,182	12,916	0.7%
Solar — Lemoore, CA (2)	100.0%	(3)	621,645	623,330	32.4%
Solar — Lemoore, CA (4)	87.5%		367,003	366,704	19.1%
Total Renewable Energy			1,056,215	1,138,355	59.2%
Total Investments			$1,684,284	$1,783,284	92.7%

___________________
(1)The Fund invests indirectly in properties through its investments in membership interests of the property-owning entity.
(2)Represents an investment made in December 2022 in a ground-up development of a solar production and storage facility, which is currently undergoing development activities. Its projected operational date is in late 2023.
(3)Investment has a loan agreement with a related party vehicle managed by CIM (the “Lender”) in the principal amount of up to $75.0 million. As of September 30, 2023, the loan amount outstanding was $75.0 million. Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment.
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
(2)Investment has a loan agreement with a related party vehicle managed by CIM (the “Lender”) in the principal amount of up to $75.0 million. As of December 31, 2022, the loan amount outstanding was $52.3 million. Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment.
The accompanying notes are an integral part of these financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

1. ORGANIZATION
CIM Opportunity Zone Fund, L.P., (the “Fund”), a Delaware limited partnership, was formed on November 1, 2018 and commenced operations on January 21, 2019 (the “Initial Closing”). The Fund is governed by the Fourth Amended and Restated Limited Partnership Agreement, dated as of November 30, 2021 (as amended and restated, the “Partnership Agreement”). The Fund is organized as an open-ended vehicle for the purpose of investing in infrastructure and real estate, through entities that acquire, own, develop or re-develop and operate infrastructure and real estate assets, including assets in low-income communities in the United States that have been designated as “Opportunity Zones” pursuant to Section 1400Z-1 of the Internal Revenue Code of 1986 (the “Code”) and which meet the criteria described in the Partnership Agreement. The Fund’s objective is generating returns from capital appreciation and operating income once development of these assets is complete. The Fund’s assets under development had plans in place or were operating at the time of the Fund’s acquisition that are strategic to each asset achieving current income and appreciation of value. The Fund engages third parties or affiliates of the Manager (also referred to as the “development manager”) to provide development management services and in consideration pays development management fees.
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
As of September 30, 2023, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$1,916,207	$1,916,207	$—
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
September 30, 2023 (Unaudited)
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
Contributions Receivable — Contributions receivable represents amounts received from investors subsequent to period presented, for contributions with an effective date before the period presented.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Investments are generally valued using Level 3 inputs. The valuations of the Fund’s investments measured at fair value by the fair value hierarchy levels as of September 30, 2023 and December 31, 2022, are as follows (in thousands):

Description	Total Fair Value as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$1,783,284	$—	$—	$1,783,284

Description	Total Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments	$1,504,146	$—	$—	$1,504,146
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s real estate investments that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023:

Investment	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Real Estate
Land and improvements	$292,091	Sales comparison	Value per square foot	$207-$677
				($371)
Office	160,301	Discounted cash flow (1)	Discount rate	7.3%-7.5%
				(7.5%)
			Terminal capitalization rate	5.8%-6.3%
				(6.2%)
			Revenue growth rate	3.0%
	45,443	Sales Comparison	Value per square foot	$912
Mixed-use	68,321	Discounted cash flow (1)	Discount rate	6.5%
			Terminal capitalization rate	5.5%-5.8%
				(5.5%)
			Revenue growth rate	3.0%
	78,773	Sales comparison	Value per square foot	$341-$833
				($731)
Renewable energy	1,138,355	Sales comparison	Value per acre	$35,001
		Blended approach	Discounted cash flow weighting	60%
			Cost approach weighting	40%
		Discounted cash flow	Discount rate	6.0%-12.3%
				(6.5%)
			Investment tax credit rate	30.0%
			Investment tax credit eligibility	94.9%
			Economic useful life	35 years
Total	$1,783,284
___________________
(1)Includes investments that have reached substantial completion within the period and therefore valuation techniques have transitioned to DCF.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
The following table presents the changes in assets classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2023 and 2022 (in thousands):

Description	Investments
Beginning balance, January 1, 2022	$332,320
Purchase of/additions to investments	736,362
Net change in unrealized gain on investments	88,220
Balance, September 30, 2022	$1,156,902

Beginning balance, January 1, 2023	1,504,146
Purchase of/additions to investments	333,393
Net change in unrealized gain on investments	(54,255)
Ending balance, September 30, 2023	$1,783,284
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $304,000 and $924,000, respectively, for the three and nine months ended September 30, 2023, and $779,000 and $2.2 million, respectively for the three and nine months ended September 30, 2022, which are included in the statement of changes in net assets as fixed return increase and fixed return decrease. As of September 30, 2023, the Fund had $152.8 million of contributions receivable in the statement of net assets.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
5. UNIT HOLDER TRANSACTIONS
For the nine months ended September 30, 2023, capital activity is summarized, in dollar amounts and units, as follows (in thousands, except unit and per unit amounts):

	Limited Partners	Affiliated Limited Partners	General Partner	Total
Capital Activity (Amount)
Beginning balance - January 1, 2023	$1,656,821	$26,836	$519	$1,684,176
Net investment income (loss) before management fees and fixed return	(4,034)	(54)	(2)	(4,090)
Management fees	(23,675)			(23,675)
Fixed return decrease	(912)	(12)	—	(924)
Fixed return increase	924	—	—	924
Net change in unrealized loss on investments	(53,510)	(725)	(20)	(54,255)
Capital contributions	325,737	—	—	325,737
Distributions	—	(4,900)	—	(4,900)
NET ASSETS - September 30, 2023	$1,901,351	$21,145	$497	$1,922,993
Capital Activity (Units)
Beginning units - January 1, 2023	1,408,417.968	22,776.500	532.696	1,431,727.164
Units issued	287,408.374	—	—	287,408.374
Distributions	—	(4,221.302)	—	(4,221.302)
Unit re-allocation	(277.483)	270.281	7.202	—
Ending units - September 30, 2023	1,695,548.859	18,825.479	539.898	1,714,914.236
Per-unit operating performance ($/Unit)
Net asset value, beginning of period - January 1, 2023				$1,176.325
Net investment income (loss) before management fees and fixed return				(2.745)
Management fees				(15.967)
Fixed return decrease				(0.625)
Fixed return increase				0.625
Net change in unrealized loss on investments				(36.332)
Net asset value, end of period - September 30, 2023				$1,121.281

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
For the nine months ended September 30, 2022, capital activity is summarized, in dollar amounts and units, as follows (in thousands, except unit and per unit amounts):

	Limited Partners	Affiliated Limited Partners	General Partner	Total
Capital Activity (Amount)
Beginning balance - January 1, 2022	$1,013,589	$30,917	$480	$1,044,986
Net investment income (loss) before management fees and fixed return	(1,067)	(24)	—	(1,091)
Management fees	(17,046)	—	—	(17,046)
Fixed return decrease	(2,177)	(46)	(1)	(2,224)
Fixed return increase	2,224	—	—	2,224
Net change in unrealized gain on investments	86,436	1,740	44	88,220
Capital contributions	460,011	—	—	460,011
Distributions	—	(10,580)	—	(10,580)
Realized incentive allocation	(13,385)	13,385	—	—
NET ASSETS - September 30, 2022	$1,528,585	$35,392	$523	$1,564,500
Capital Activity (Units)
Beginning units - January 1, 2022	901,483.911	27,432.654	522.164	929,438.729
Units issued	392,295.179	—	—	392,295.179
Distributions	—	(9,265.365)	—	(9,265.365)
Unit re-allocation	(11,482.252)	11,475.914	6.338	—
Ending units - September 30, 2022	1,282,296.838	29,643.203	528.502	1,312,468.543
Per-unit operating performance ($/Unit)
Net asset value, beginning of period - January 1, 2022				$1,124.319
Net investment income (loss) before management fees and fixed return				(1.077)
Management fees				(16.076)
Fixed return decrease				(2.125)
Fixed return increase				2.125
Net change in unrealized gain on investments				84.862
Net asset value, end of period - September 30, 2022				$1,192.028
6. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of September 30, 2023, multiplied by their proportionate share of NAV as of the beginning of the quarter.
Incentive allocation
Pursuant to the Partnership Agreement, the General Partner or an affiliate thereof or other designee of the General Partner, will be allocated net profits (the “Incentive Allocation”) from the Limited Partners at the end of an Incentive Allocation Period, subject to certain performance hurdles being met. The General Partner receives an Incentive Allocation of 20% annually, which is the portion of profits or gains that the General Partner is entitled to above a minimum return threshold. The high watermark is a mechanism that ensures the General Partner only receives an Incentive Allocation if the fund's value surpasses the highest previous value. This means that if the fund's value decreases below the high watermark, the General Partner will not receive any Incentive Allocation until the value exceeds the previous high point. The hurdle rate, which is set at 6%, is a minimum rate of return that the fund needs to achieve before the General Partner becomes eligible for the Incentive Allocation. The General Partner is entitled to an 80% catch-up provision once the hurdle rate is

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
met, which means that once the hurdle rate is surpassed, the General Partner will receive 80% of the profits or gains until they have caught up to their entitled share.
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through September 30, 2023, the Fund has realized an incentive allocation of $15.6 million.
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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Statement of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Management fees	Management fees to related party	$8,006	$6,556	$23,675	$17,046
Incentive allocation	(1)	$—	$2,781	$—	$13,385
Administration and other reimbursable expenses	Administrative expenses	$627	$111	$1,567	$531
______________________
(1)Represents the change in unrealized Incentive Allocation to SLP within the Statements of Changes in Net Assets during the three and nine months ended September 30, 2022.
The Fund’s investments incurred expenses including Development Fees, Allocable Costs and Expenses and additional Other Servicing Fees, of which $8.6 million and $24.2 million, respectively, were allocated to the Fund based on its respective ownership percentage of the investment, for the three and nine months ended September 30, 2023, and $833,000 and $2.9 million, respectively, were allocated to the Fund based on its respective ownership percentage of the investment for the three and nine months ended September 30, 2022.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of September 30, 2023 and December 31, 2022 (in thousands):

		September 30, 2023	December 31, 2022
Management fees	Management fees payable to related party	$46	$263
Incentive fees	Incentive fees payable to related party	$—	$5,516
Administration and other reimbursable expenses	Due to related party	$11	$295
Related Party Investments
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been transferred into the Fund from CIM and its affiliates (“CIM-Controlled Pipeline Investments”), as described in the marketing materials. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund. Of the total Fund, 83% are investments acquired from entities that are related parties of CIM.
The Fund may coinvest with other entities that are related parties of CIM. As of September 30, 2023, the Fund held investments with a total fair value of $663.2 million that was coinvested with funds that are related parties of CIM.
The Fund also enters into certain agreements with other CIM affiliated entities from time to time. In the three and nine months ended September 30, 2023, the Fund entered into an agreement with another CIM affiliated entity regarding other servicing fees and expenses in connection with the transfer of an investment.
Notes Payable to Fund’s Investments, at fair value
The Fund has amounts due to subsidiaries for advances from the Fund’s investments. As of September 30, 2023, $50.0 million is payable to two of the Fund’s investments. In exchange for the borrowings made under the arrangements, the Fund’s investments received promissory notes with a maturity date of September, 2024 at a rate per annum equal to 4.5%. The Fund considers the carrying values of these notes payable to approximate their fair values because of the short period of time between their origination and their expected repayment period.
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
8. FINANCIAL HIGHLIGHTS
Financial highlights are presented for the limited partners as a class, taken as a whole, and as a result an individual investor’s returns may vary from these amounts based on management and incentive fee arrangements and the timing and amount of capital transactions, including the impact of the fixed return. Refer to Note 5 for the unit activity for the three and nine months ended September 30, 2023 and 2022.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Financial highlights for the three and nine months ended September 30, 2023 and 2022, are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Return(1)(2)
Gross of management & incentive fees:
Net investment income (loss)	(0.1)%	—%	(0.3)%	—%
Net realized and unrealized (loss) gain	(1.4)%	1.5%	(3.1)%	7.2%
Gross - total return	(1.5)%	1.5%	(3.4)%	7.2%
Net of management & incentive fees:
Net investment loss	(0.5)%	(0.5)%	(1.6)%	(1.5)%
Net realized and unrealized (loss) gain	(1.4)%	1.3%	(3.1)%	6.2%
Net - total return	(1.9)%	0.8%	(4.7)%	4.7%
Ratios to Average Net Assets(2)
Fund operating expense ratio(3)	0.1%	0.0%	0.2%	0.1%
Organization costs	0.0%	0.0%	0.0%	0.0%
Management fee ratio	0.4%	0.5%	1.4%	1.3%
Realized and net change in unrealized incentive allocation ratio	0.0%	0.2%	0.0%	0.8%
Total expense and incentive allocation ratio(3)	0.5%	0.7%	1.6%	2.2%
Net investment loss ratio(3)	(0.5)%	(0.5)%	(1.6)%	(1.4)%
Net realized and unrealized (loss) gain ratio	(1.4)%	1.5%	(3.1)%	6.9%
Net (decrease) increase in net assets resulting from operations ratio	(1.9)%	1.0%	(4.7)%	5.5%
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
9. SUBSEQUENT EVENTS
The following events have occurred subsequent to September 30, 2023:
The Fund accepted additional capital commitments of approximately $2.6 million.

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
Overview
The Fund was formed on November 1, 2018 and commenced operations on January 21, 2019, and is governed by the Partnership Agreement. The Fund is organized as an open-ended vehicle for the purpose of investing in infrastructure and real estate, through entities that acquire, own, develop or re-develop and operate infrastructure and real estate assets in Opportunity Zones, with the objective of generating returns from capital appreciation and operating income once development of these assets is complete. The Fund’s assets under development had plans in place or were developed at the time of the Fund’s acquisition that are strategic to each asset achieving current income and appreciation of value. The Fund engages third parties or affiliates of the Manager (also referred to as the “development manager”) to provide development management services and in consideration pays development management fees.
Portfolio Information
As of September 30, 2023, we had investments in 19 assets with an aggregate as of date cost of $1.7 billion. During the nine months ended September 30, 2023, we acquired 99% ownership interests in three office properties and one multifamily property located in Los Angeles, California.
Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest and other income	$10	$359	$(349)	$254	$833	$(579)
Organization costs	$46	$23	$23	$127	$96	$31
Management fees	$8,006	$6,556	$1,450	$23,675	$17,046	$6,629
Interest expense	$577	$—	$577	$1,202	$—	$1,202
Administrative expenses	$1,028	$449	$579	$3,015	$1,828	$1,187
Net change in unrealized (loss) gain on investments	$(24,867)	$21,132	$(45,999)	$(54,255)	$88,220	$(142,475)
Interest and other income
Interest income consists of amounts received on interest-bearing accounts. In addition, interest income includes distributions from investments in limited liability companies that are recognized as income when received to the extent such amounts are paid from earnings and profits of the underlying investee.
The decrease in interest income of $349,000 and $579,000, respectively, during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily due to lower balances in our interest-bearing accounts during the three and nine months ended September 30, 2023.

Organization costs
Organization costs primarily consist of allocable costs and expenses reimbursed to the Manager for entity formation along with ongoing costs and expenses incurred for compliance with applicable laws and regulations.
Organization costs during the three and nine months ended September 30, 2023 have remained relatively consistent compared to the same period in 2022.
Management fees
Management fees are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $1.5 million and $6.6 million, respectively, during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily due to an increase in NAV driven by additional capital raised. From September 30, 2022 to September 30, 2023 the Fund accepted an additional $466.2 million in capital contributions. Such capital contributions, along with existing cash on hand was used for the acquisition of five assets with a fair value of $693.9 million subsequent to September 30, 2022.
Interest expense
Interest expense was $577,000 for both the three and nine months ended September 30, 2023 and relates to the notes payable to the Fund’s investments that was entered into during the nine months ended September 30, 2023. No such expenses were incurred during the three and nine months ended September 30, 2022.
Administrative expenses
Administrative expenses consist of legal, accounting expenses, banking fees and corporate expenses.
The increase in administrative expenses of $579,000 and $1.2 million, respectively, during the three and nine months ended September 30, 2023, compared to the same period in 2022 was primarily due to the increased NAV at September 30, 2023 compared to at September 30, 2022, as further described above. With a larger NAV, the scale of operations and the complexity of managing the assets also increases. This leads to higher administrative expenses, as more resources and personnel are required to handle the expanded portfolio effectively. Additionally, the Fund’s third party administrator is compensated based on a fee structure that is tied to the NAV of the Fund. As the NAV increases, the fee amount also increases proportionately.
Net change in unrealized (loss) gain on investments
The decrease in the net change in unrealized (loss) gain on investments of $46.0 million during the three months ended September 30, 2023 and $142.5 million during the nine months ended September 30, 2023, as compared to the same periods in 2022 was due to the valuation of the portfolio assets which were adjusted to reflect changing market conditions and environment in addition to higher costs of capital. When comparing the same period in 2022 there was an increase during the three months ended September 30, 2022 of $21.1 million and an increase during the nine months ended September 30, 2022 of $88.2 million due to occupancy rates increasing, rental income increasing, land values increasing, and construction costs decreasing.
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

U.S. GAAP to Trading Basis NAV as of September 30, 2023 and 2022 and net increase (decrease) in net assets resulting from operations reconciliation for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
U.S. GAAP NAV	$1,922,993	$1,564,500
Add: Unamortized organizational costs	1,470	1,886
Trading Basis NAV	$1,924,463	$1,566,386
U.S. GAAP net (decrease) increase in net assets resulting from operations	$(82,020)	$70,083
Add: Organizational costs incurred/expensed	127	96
Less: Organizational costs amortized	(601)	(542)
Trading Basis Net (Decrease) Increase in Net Assets resulting from Operations	$(82,494)	$69,637
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
Financial highlights for the trailing twelve months ended September 30, 2023 and 2022, are presented as follows:

	Trailing Twelve Months Ended
	September 30, 2023		September 30, 2022
	U.S. GAAP	Trading Basis	U.S. GAAP	Trading Basis
Total Return(1)(2)
Gross of management & incentive fees:
Net investment income (loss)	(0.3)%	(0.2)%	(0.3)%	(0.1)%
Net realized and unrealized gain	(2.1)%	(2.2)%	16.3%	7.2%
Gross - total return	(2.4)%	(2.4)%	16.0%	7.1%

Net of management & incentive fees:
Net investment income (loss)	(2.5)%	(2.5)%	(2.7)%	(1.5)%
Net realized and unrealized gain	(2.2)%	(2.2)%	13.5%	6.1%
Net - total return	(4.7)%	(4.7)%	10.8%	4.6%
Ratios to Average Net Assets(2)
Fund operating expense ratio(3)	0.3%	0.3%	0.4%	0.2%
Organization costs	0.0%	0.1%	0.1%	0.1%
Management fee ratio	2.3%	2.3%	2.8%	1.5%
Realized and net change in unrealized incentive allocation ratio	0.0%	0.0%	2.6%	1.1%
Total expense and incentive allocation ratio(3)	2.6%	2.7%	5.9%	2.9%
Net investment income (loss) ratio(3)	(2.5)%	(2.5)%	(3.2)%	(1.7)%
Net realized and unrealized gain ratio	(2.5)%	(2.5)%	16.9%	7.3%
Net increase (decrease) in net assets resulting from operations ratio	(5.0)%	(5.0)%	13.7%	5.6%
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are the subject.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on November 6, 2023 (File No. 000-56544). There have been no material changes from the risk factors previously disclosed. The risks described in our Form 10 Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of September 30, 2023, we sold 1,736,147 units resulting in gross offering proceeds of approximately $1.92 billion. The following table represents units sold during the three and nine months ended September 30, 2023 and 2022:

Quarter Ended	Number of Units	Amount
March 31, 2022	126,746.58	$142,183,621
June 30, 2022	141,919.52	$162,112,676
September 30, 2022	131,804.96	$155,714,969
March 31, 2023	54,160.88	$63,785,007
June 30, 2023	48,650.76	$56,416,686
September 30, 2023	179,530.58	$205,533,314
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2023.
The staff of the SEC’s Division of Corporation Finance (the “Staff”) is in the process of reviewing the Fund’s Registration Statement pursuant to the initial filing of its Form 10-12G, and the Fund’s response to the most recent comment letter is under review. The Staff’s most recent comment letter to the Fund requested, among other things, additional information and analysis regarding (a) our business activities; (b) the applicability of exemptions from registration under the 1940 Act; and (c) the GAAP basis of accounting used in the Fund’s financial statements. The Staff’s comment letter process is ongoing, and as of the date of the filing of this Quarterly Report, the Company has not received further comments or questions from the Staff nor a closing letter.

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
Date: November 14, 2023