Form 10-Q/A
period 2023-06-30
CIM Opportunity Zone Fund, L.P.
filed 2024-04-22
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 8, 2024, there were 1,760,355 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on August 10, 2023 (the “Original Filing”) by CIM Opportunity Zone Fund L.P. (the “Fund,” “we,” “our” or “us”).
Following the filing of the Fund’s initial Form 10 with the SEC, in May 2023 the staff of the SEC (the “Staff”) began a review of the Fund’s Form 10. Part of this review focused on the appropriateness of our application of ASC 946 to the Fund. Ultimately, the Staff advised the Fund that it did not agree with the Fund’s application of ASC 946 in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Following the review process and after further consideration, the Fund concluded that its historical annual audited financial statements (and audit report) included within its Form 10, as amended, and interim unaudited financial statements for each of the periods ended June 30, 2023 and September 30, 2023 included in its Forms 10-Q should be restated. In this amendment, the Fund has included restated consolidated financial statements for the three and six months ended June 30, 2023 and 2022 in accordance with U.S. GAAP. These restated interim financial statements will generally reflect the assets and liabilities of the Fund at historical cost rather than at fair value.
Except as described above, no attempt has been made in this Form 10-Q/A to reflect events occurring subsequent to the filing of the Original Report. Among other things, risk disclosures made in the Original Report have not been amended to reflect events that occurred or facts that became known to us subsequent to the filing of the Original Report (other than the restatement). Accordingly, this Form 10-Q/A should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (As Restated)
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	June 30, 2023	December 31, 2022
ASSETS	(As Restated)	(As Restated)
Land	$168,376	$139,631
Building and improvements	440,793	418,346
Intangible assets	13,248	11,983
Real estate under development	1,178,434	704,010
Total investments in real estate	1,800,851	1,273,970
Accumulated depreciation and amortization	(17,052)	(11,060)
Total investments in real estate, net	1,783,799	1,262,910
Investments in unconsolidated entities, at fair value	149,627	151,066
Cash and cash equivalents	279,379	685,234
Restricted cash	1,156	31
Accounts receivable, net	19,121	10,233
Contributions receivable	170	59
Right of use asset	33,738	34,153
Property acquisition deposits	12,000	46,727
Prepaid expenses and other assets	5,444	51,553
Total Assets	$2,284,434	$2,241,966
LIABILITIES
Notes payable, at fair value	$261,938	$232,937
Accounts payable and accrued expenses	95,842	169,622
Prepaid rent and other liabilities	361	224
Lease liability	35,206	34,975
Intangible liabilities, net	35,000	35,000
Due to related party	1,316	20,529
Total Liabilities	429,663	493,287
COMMITMENTS AND CONTINGENCIES (NOTE 11)
REDEEMABLE PARTNERS’ CAPITAL: 1,531,205 and 1,431,204 limited partnership units issued and outstanding as of June 30, 2023 and December 31, 2022	1,751,465	1,683,657
PARTNERS’ CAPITAL
GENERAL PARTNER: 537 and 523 limited partnership units issued and outstanding as of June 30, 2023 and December 31, 2022	952	956
Retained earnings (deficit)	(18,999)	(44,974)
Total partners’ capital excluding noncontrolling interests	(18,047)	(44,018)
Non-controlling interests	121,353	109,040
Total Partners’ Capital	103,306	65,022
TOTAL LIABILITIES, REDEEMABLE PARTNERS' CAPITAL AND PARTNERS’ CAPITAL	$2,284,434	$2,241,966
The accompanying notes are an integral part of these consolidated financial statements.
4

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Rental and other property income	$5,415	$2,424	$10,154	$2,887
Total Revenues	5,415	2,424	10,154	2,887
Expenses:
Management fees to related party	7,934	5,624	15,669	10,490
Expense reimbursement to related parties	395	171	908	347
Interest expense and other	2,950	863	5,634	1,586
General and administrative expense	1,095	627	1,909	1,055
Depreciation and amortization expense	3,019	2,269	5,995	3,236
Real estate tax	1,391	376	2,800	217
Property operating expense	1,971	880	3,657	1,459
Total Expenses	18,755	10,810	36,572	18,390
Other income (expense):
Interest and other income	1,578	271	3,453	474
(Loss) gain on investments in unconsolidated entities	(2,240)	36,938	(1,439)	47,867
Change in fair value of notes payable	149	—	301	—
Total other (expense) income	(513)	37,209	2,315	48,341
Net (loss) income	(13,853)	28,823	(24,103)	32,838
Net (loss) income attributable to non-controlling interests	(1,361)	(639)	(2,580)	1,102
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(12,492)	$29,462	$(21,523)	$31,736
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 — As Restated	$1,656,821	$26,836	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—
Fixed return increase	343	—	—	—	—	—
Capital contributions	63,785	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—
Net loss	(9,010)	(20)	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners' capital	(14,690)	(238)	—	14,928	—	14,928
Balance as of March 31, 2023 — As Restated	1,696,911	21,673	955	(30,046)	119,648	90,557
Fixed return decrease	(274)	(3)	—	—	—	—
Fixed return increase	277	—	—	—	—	—
Capital contributions	56,417	—	—	—	3,066	3,066
Net loss	(12,434)	(55)	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners' capital	(10,905)	(142)	—	11,047	—	11,047
Balance as of June 30, 2023 — As Restated	$1,729,992	$21,473	$952	$(18,999)	$121,353	$103,306

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2022 — As Restated	$1,012,589	$30,917	$923	$(11,662)	$5,827	$(4,912)
Fixed return decrease	(674)	(21)	—	—	—	—
Fixed return increase	695	—	—	—	—	—
Capital contributions	142,184	—	—	—	72	72
Distributions	—	(10,580)	—	—	—
Net change in unrealized incentive allocation	(2,648)	2,648	—	—	—	—
Net income	2,058	210	6	—	1,741	1,747
Change in fair value of redeemable Limited Partners' capital	12,894	362	—	(13,256)	—	(13,256)
Balance as of March 31, 2022 — As Restated	1,167,098	23,536	929	(24,918)	7,640	(16,349)
Fixed return decrease	(736)	(13)	(1)	—	—	(1)
Fixed return increase	750	—	—	—	—	—
Capital contributions	162,111	—	—	—	81,240	81,240
Net change in unrealized incentive allocation	(7,956)	7,956	—	—	—	—
Net income (loss)	28,754	680	28	—	(639)	(611)
Change in fair value of redeemable Limited Partners' capital	11,490	138	—	(11,628)	—	(11,628)
Balance as of June 30, 2022 — As Restated	$1,361,511	$32,297	$956	$(36,546)	$88,241	$52,651
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES	(As Restated)	(As Restated)
Net (loss) income	$(24,103)	$32,838
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	5,995	3,236
Straight-line rental income	(5,413)	(1,948)
Amortization of right-of-use asset	415	70
Amortization of deferred financing costs	—	13
Loss (gain) on investments in unconsolidated entities	1,439	(47,867)
Change in fair value of notes payable	(301)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,293	(921)
Accounts payable and accrued expenses	15,411	5,556
Lease liabilities	231	104
Due to related party	(11,753)	465
Prepaid rent and other liabilities	137	318
Accounts receivable	(3,475)	(1,483)
Net Cash Used In Operating Activities	(20,124)	(9,619)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	(10,082)	(157,698)
Additions to investments	(533,910)	(124,580)
Payment of property acquisition deposits	—	(36,983)
Net Cash Used In Investing Activities	(543,992)	(319,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	134,984	382,502
Distributions paid	(4,900)	(10,580)
Notes payable borrowing	29,302	3,920
Deferred financing costs paid	—	(1,284)
Net Cash Provided by Financing Activities	159,386	374,558
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(404,730)	45,678
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	685,265	753,804
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$280,535	$799,482
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$279,379	$799,481
Restricted cash	1,156	1
Total cash and cash equivalents and restricted cash	$280,535	$799,482
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

1. ORGANIZATION
CIM Opportunity Zone Fund, L.P., (the “Fund”), a Delaware limited partnership, was formed on November 1, 2018 and commenced operations on January 21, 2019 (the “Initial Closing”). The Fund is governed by the Fifth Amended and Restated Limited Partnership Agreement, dated as of March 18, 2024 (as amended and restated, the “Partnership Agreement”). The Fund is organized as an open-ended vehicle for the purpose of investing in infrastructure and real estate, through entities that acquire, own, develop or re-develop and operate infrastructure and real estate assets, including assets in low-income communities in the United States that have been designated as “Opportunity Zones” pursuant to Section 1400Z-1 of the Internal Revenue Code of 1986 (the “Code”) and which meet the criteria described in the Partnership Agreement. The Fund’s objective is generating returns from capital appreciation and operating income once development of these assets is complete. The Fund’s assets under development had plans in place or were operating at the time of the Fund’s acquisition that are strategic to each asset achieving current income and appreciation of value. The Fund engages third parties or affiliates of the Manager (also referred to as the “development manager”) to provide development management services and in consideration pays development management fees.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
2. CHANGE IN BASIS OF ACCOUNTING (RESTATEMENT)
As disclosed in the Fund’s Current Report on Form 8-K filed on February 27, 2024, following the filing of the Fund’s Form 10, in May 2023 the staff of the Securities and Exchange Commission (the “Staff”) began a review of the Fund’s Form 10. Part of this review focused on the appropriateness of the Fund’s application of Accounting Standards Codification 946, Financial Services – Investment Companies (“ASC 946”). Ultimately, the Staff advised the Fund that it did not agree with the Fund’s application of ASC 946 in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Following the review process and after further consideration, the Fund concluded that its historical interim financial statements for the periods in this Quarterly Report on Form 10-Q should be restated.
Description of Restatement Adjustments
The Fund has historically presented its annual audited and interim unaudited financial statements using investment company accounting methods based on its interpretation of the criteria prescribed under ASC 946. These accounting and financial reporting methods generally resulted in the presentation of the assets and liabilities of the Fund on a fair value basis, rather than at historical cost. The restated financial statements will generally reflect the assets and liabilities of the Fund at historical cost, net of depreciation and amortization, rather than at fair value. Additionally, the restated financial statements include the consolidated accounts and results of operations for the entities in which the Fund has determined that it has controlling financial interest, and redeemable limited partners’ capital is classified as non-permanent equity. The Fund's financial statements previously included a Schedule of Investments, which is not a required schedule for a historical cost-basis entity.
Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Fund is restating the previously issued consolidated financial statements for the three and six months ended June 30, 2023 and 2022, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. The following tables present a reconciliation of the consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in partners’ capital, and consolidated statements of cash flows as previously reported for such prior periods to the restated amounts (in thousands).

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

	As of June 30, 2023			As of December 31, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statement of Net Assets (as previously reported) / Consolidated Balance Sheets (as restated)
Investments - at fair value (cost of $1,652,939 and $1,350,892, respectively)	$1,776,806	$(1,776,806)	$—	$1,504,146	$(1,504,146)	$—
Investments in real estate, net	—	1,783,799	1,783,799	—	1,262,910	1,262,910
Investments in unconsolidated entities	—	149,627	149,627	—	151,066	151,066
Cash and cash equivalents	14,384	264,995	279,379	139,958	545,276	685,234
Restricted cash	—	1,156	1,156	—	31	31
Accounts receivable, net	—	19,121	19,121	—	10,233	10,233
Contributions receivable	—	170	170	—	59	59
Right of use asset	—	33,738	33,738	—	34,153	34,153
Property acquisition deposits	12,000	—	12,000	46,727	—	46,727
Prepaid expenses and other assets	135	5,309	5,444	32	51,521	51,553
Total Assets	$1,803,325	$481,109	$2,284,434	$1,690,863	$551,103	$2,241,966
Notes payable, at fair value	$—	$261,938	$261,938	$—	$232,937	$232,937
Accounts payable and accrued expenses	703	95,139	95,842	613	169,009	169,622
Interest Payable	625	(625)	—	—	—	—
Prepaid rent and other liabilities	—	361	361	—	224	224
Notes payable to Fund’s investments, at fair value	50,000	(50,000)	—	—	—	—
Lease liability	—	35,206	35,206	—	34,975	34,975
Intangible liabilities, net	—	35,000	35,000	—	35,000	35,000
Due to related party	11	1,305	1,316	295	20,234	20,529
Incentive fees payable to related party	—	—	—	5,516	(5,516)	—
Management fees payable to related party	14	(14)	—	263	(263)	—
Total Liabilities	$51,353	$378,310	$429,663	$6,687	$486,600	$493,287
Redeemable partners' capital	$—	$1,751,465	$1,751,465	$—	$1,683,657	$1,683,657
Net Assets (as previously reported) / Partners’ Capital (as restated)
Net Assets	$1,751,972	$(1,751,972)	$—	$1,684,176	$(1,684,176)	$—
General Partner	—	952	952	—	956	956
Retained earnings	—	(18,999)	(18,999)	—	(44,974)	(44,974)
Non-controlling interests	—	121,353	121,353	—	109,040	109,040
Total Partners’ Capital	$1,751,972	$(1,648,666)	$103,306	$1,684,176	$(1,619,154)	$65,022

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Operations / Consolidated Statements of Operations
Rental and other property income	$—	$5,415	$5,415	$—	$10,154	$10,154
Total Revenues	—	5,415	5,415	—	10,154	10,154
Management fees to related party	7,934	—	7,934	15,669	—	15,669
Expense reimbursement to related parties	—	395	395	—	908	908
Interest expense and other	625	2,325	2,950	625	5,009	5,634
General and administrative expense	—	1,095	1,095	—	1,909	1,909
Depreciation and amortization expense	—	3,019	3,019	—	5,995	5,995
Real estate tax	—	1,391	1,391	—	2,800	2,800
Property operating expense	—	1,971	1,971	—	3,657	3,657
Organization costs	12	(12)	—	81	(81)	—
Administrative expenses	965	(965)	—	1,987	(1,987)	—
Total Expenses	9,536	9,219	18,755	18,362	18,210	36,572
Other income (expense):
Interest and other income	27	1,551	1,578	244	3,209	3,453
Loss on investments in unconsolidated entities	—	(2,240)	(2,240)	—	(1,439)	(1,439)
Net change in unrealized (loss) gain on investments	(14,033)	14,033	—	(29,388)	29,388	—
Change in fair value of notes payable	—	149	149	—	301	301
Total other (expense) income	(14,006)	13,493	(513)	(29,144)	31,459	2,315
Net loss	(23,542)	9,689	(13,853)	(47,506)	23,403	(24,103)
Net loss attributable to non-controlling interests	—	(1,361)	(1,361)	—	(2,580)	(2,580)
Net loss attributable to CIM Opportunity Zone Fund, L.P.	$(23,542)	$11,050	$(12,492)	$(47,506)	$25,983	$(21,523)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Operations / Consolidated Statements of Operations
Rental and other property income	$—	$2,424	$2,424	$—	$2,887	$2,887
Total Revenues	—	2,424	2,424	—	2,887	2,887
Management fees to affiliate	5,624	—	5,624	10,490	—	10,490
Expense reimbursement to related parties	—	171	171	—	347	347
Interest expense and other	—	863	863	—	1,586	1,586
General and administrative expense	—	627	627	—	1,055	1,055
Depreciation and amortization expense	—	2,269	2,269	—	3,236	3,236
Real estate tax	—	376	376	—	217	217
Property operating expense	—	880	880	—	1,459	1,459
Organization costs	18	(18)	—	73	(73)	—
Administrative expenses	840	(840)	—	1,379	(1,379)	—
Total Expenses	6,482	4,328	10,810	11,942	6,448	18,390
Other income (expense):
Interest and other income	272	(1)	271	474	—	474
Gain on investments in unconsolidated entities	—	36,938	36,938	—	47,867	47,867
Net change in unrealized (loss) gain on investments	47,295	(47,295)	—	67,088	(67,088)	—
Change in fair value of notes payable	—	—	—	—	—	—
Total other income	47,567	(10,358)	37,209	67,562	(19,221)	48,341
Net income	41,085	(12,262)	28,823	55,620	(22,782)	32,838
Net (loss) income attributable to non-controlling interests	—	(639)	(639)	—	1,102	1,102
Net income attributable to CIM Opportunity Zone Fund, L.P.	$41,085	$(11,623)	$29,462	$55,620	$(23,884)	$31,736

	Redeemable Partners’ Capital
Statement of Changes in Net Assets - As Previously Reported	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2023 - as reported	$—	$—	$1,656,821	$26,836	$519	$—	$—	$1,684,176
Net investment loss before fixed return	—	—	(8,595)	(14)	—	—	—	(8,609)
Fixed return decrease	—	—	(338)	(5)	—	—	—	(343)
Fixed return increase	—	—	343	—	—	—	—	343
Net change in unrealized gain on investments	—	—	(15,105)	(244)	(6)	—	—	(15,355)
Capital contributions	—	—	63,785	—	—	—	—	63,785
Distributions	—	—	—	(4,900)	—	—	—	(4,900)
Balance as of March 31, 2023 - as reported	—	—	1,696,911	21,673	513	—	—	1,719,097
Net investment loss before fixed return	—	—	(9,488)	(20)	(1)	—	—	(9,509)
Fixed return decrease	—	—	(274)	(3)	—	—	—	(277)
Fixed return increase	—	—	277	—	—	—	—	277
Net change in unrealized gain on investments	—	—	(13,851)	(177)	(5)	—	—	(14,033)
Capital contributions	—	—	56,417	—	—	—	—	56,417
Balance as of June 30, 2023 - as reported	$—	$—	$1,729,992	$21,473	$507	$—	$—	$1,751,972

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- Adjustments	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2023	$1,656,821	$26,836	$(1,656,821)	$(26,836)	$437	$(44,974)	$109,040	$(1,619,154)
Net investment income before fixed return	—	—	8,595	14	—	—	—	8,609
Fixed return decrease	(338)	(5)	338	5	—	—	—	343
Fixed return increase	343	—	(343)	—	—	—	—	(343)
Net change in unrealized gain on investments	—	—	15,105	244	6	—	—	15,355
Capital contributions	63,785	—	(63,785)	—	—	—	11,827	(51,958)
Distributions	—	(4,900)	—	4,900	—	—	—	4,900
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners' capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023	1,696,911	21,673	(1,696,911)	(21,673)	442	(30,046)	119,648	(1,628,540)
Net investment income before fixed return	—	—	9,488	20	1	—	—	9,509
Fixed return decrease	(274)	(3)	274	3	—	—	—	277
Fixed return increase	277	—	(277)	—	—	—	—	(277)
Net change in unrealized gain on investments	—	—	13,851	177	5	—	—	14,033
Capital contributions	56,417	—	(56,417)	—	—	—	3,066	(53,351)
Net income	(12,434)	(55)	—	—	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners' capital	(10,905)	(142)	—	—	—	11,047	—	11,047
Balance as of June 30, 2023	$1,729,992	$21,473	$(1,729,992)	$(21,473)	$445	$(18,999)	$121,353	$(1,648,666)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- As Restated	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2023 - as restated	$1,656,821	$26,836	$—	$—	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—	—	—
Fixed return increase	343	—	—	—	—	—	—	—
Capital contributions	63,785	—	—	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—	—	—	—
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners' capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023 - as restated	1,696,911	21,673	—	—	955	(30,046)	119,648	90,557
Fixed return decrease	(274)	(3)	—	—	—	—	—	—
Fixed return increase	277	—	—	—	—	—	—	—
Capital contributions	56,417	—	—	—	—	—	3,066	3,066
Net income	(12,434)	(55)	—	—	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners' capital	(10,905)	(142)	—	—	—	11,047	—	11,047
Balance as of June 30, 2023 - as restated	$1,729,992	$21,473	$—	$—	$952	$(18,999)	$121,353	$103,306

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Net Assets - As Previously Reported	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2022 - as reported	$—	$—	$1,013,589	$30,917	$480	$—	$—	$1,044,986
Net investment loss before fixed return	—	—	(5,246)	(12)	—	—	—	(5,258)
Fixed return decrease	—	—	(674)	(21)	—	—	—	(695)
Fixed return increase	—	—	695	—	—	—	—	695
Net change in unrealized gain on investments	—	—	19,198	584	11	—	—	19,793
Capital contributions	—	—	142,184	—	—	—	—	142,184
Distributions	—	—	—	(10,580)	—	—	—	(10,580)
Net change in unrealized incentive allocation	—	—	(2,648)	2,648	—	—	—	—
Balance as of March 31, 2022 - as reported	—	—	1,167,098	23,536	491	—	—	1,191,125
Net investment loss before fixed return	—	—	(6,200)	(10)	—	—	—	(6,210)
Fixed return decrease	—	—	(736)	(13)	(1)	—	—	(750)
Fixed return increase	—	—	750	—	—	—	—	750
Net change in unrealized gain on investments	—	—	46,443	828	24	—	—	47,295
Capital contributions	—	—	162,112	—	—	—	—	162,112
Net change in unrealized incentive allocation	—	—	(7,956)	7,956	—	—	—	—
Balance as of June 30, 2022 - as reported	$—	$—	$1,361,511	$32,297	$514	$—	$—	$1,394,322

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- Adjustments	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2022	$1,012,589	$30,917	$(1,013,589)	$(30,917)	$443	$(11,662)	$5,827	$(1,049,898)
Net investment loss before fixed return	—	—	5,246	12	—	—	—	5,258
Fixed return decrease	(674)	(21)	674	21	—	—	—	695
Fixed return increase	695	—	(695)	—	—	—	—	(695)
Net change in unrealized gain on investments	—	—	(19,198)	(584)	(11)	—	—	(19,793)
Capital contributions	142,184	—	(142,184)	—	—	—	72	(142,112)
Distributions	—	(10,580)	—	10,580	—	—	—	10,580
Net change in unrealized incentive allocation	(2,648)	2,648	2,648	(2,648)	—	—	—	—
Net income	2,058	210	—	—	6	—	1,741	1,747
Change in fair value of redeemable Limited Partners' capital	12,894	362	—	—	—	(13,256)	—	(13,256)
Balance as of March 31, 2022	1,167,098	23,536	(1,167,098)	(23,536)	438	(24,918)	7,640	(1,207,474)
Net investment loss before fixed return	—	—	6,200	10	—	—	—	6,210
Fixed return decrease	(736)	(13)	736	13	—	—	—	749
Fixed return increase	750	—	(750)	—	—	—	—	(750)
Net change in unrealized gain on investments	—	—	(46,443)	(828)	(24)	—	—	(47,295)
Capital contributions	162,111	—	(162,112)	—	—	—	81,240	(80,872)
Net change in unrealized incentive allocation	(7,956)	7,956	7,956	(7,956)	—	—	—	—
Net income	28,754	680	—	—	28	—	(639)	(611)
Change in fair value of redeemable Limited Partners' capital	11,490	138	—	—	—	(11,628)	—	(11,628)
Balance as of June 30, 2022	$1,361,511	$32,297	$(1,361,511)	$(32,297)	$442	$(36,546)	$88,241	$(1,341,671)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- As Restated	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2022 - as restated	$1,012,589	$30,917	$—	$—	$923	$(11,662)	$5,827	$(4,912)
Fixed return decrease	(674)	(21)	—	—	—	—	—	—
Fixed return increase	695	—	—	—	—	—	—	—
Capital contributions	142,184	—	—	—	—	—	72	72
Distributions	—	(10,580)	—	—	—	—	—	—
Net change in unrealized incentive allocation	(2,648)	2,648	—	—	—	—	—	—
Net income	2,058	210	—	—	6	—	1,741	1,747
Change in fair value of redeemable Limited Partners' capital	12,894	362	—	—	—	(13,256)	—	(13,256)
Balance as of March 31, 2022- as restated	1,167,098	23,536	—	—	929	(24,918)	7,640	(16,349)
Fixed return decrease	(736)	(13)	—	—	(1)	—	—	(1)
Fixed return increase	750	—	—	—	—	—	—	—
Capital contributions	162,111	—	—	—	—	—	81,240	81,240
Net change in unrealized incentive allocation	(7,956)	7,956	—	—	—	—	—	—
Net income	28,754	680	—	—	28	—	(639)	(611)
Change in fair value of redeemable Limited Partners' capital	11,490	138	—	—	—	(11,628)	—	(11,628)
Balance as of June 30, 2022 - as restated	$1,361,511	$32,297	$—	$—	$956	$(36,546)	$88,241	$52,651

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(47,506)	$23,403	$(24,103)	$55,620	$(22,782)	$32,838
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Purchase of/additions to investments	(302,048)	302,048	—	(758,220)	758,220	—
Depreciation and amortization	—	5,995	5,995	—	3,236	3,236
Straight-line rental income	—	(5,413)	(5,413)	—	(1,948)	(1,948)
Amortization of right-of-use asset	—	415	415	—	70	70
Amortization of deferred financing costs	—	—	—	—	13	13
Loss (gain) on investments in unconsolidated entities	—	1,439	1,439	—	(47,867)	(47,867)
Net change in unrealized gain on investments	29,388	(29,388)	—	(67,088)	67,088	—
Change in fair value of notes payable	—	(301)	(301)	—	—	—
Changes in operating assets and liabilities:
Property acquisition deposits	34,727	(34,727)	—	—	—	—
Prepaid expenses and other assets	(103)	1,396	1,293	(36,988)	36,067	(921)
Accounts payable and accrued expenses	90	15,321	15,411	(2,692)	8,248	5,556
Lease liabilities	—	231	231	—	104	104
Due to related party	(284)	(11,469)	(11,753)	(536)	1,001	465
Prepaid rent and other liabilities	—	137	137	—	318	318
Accounts receivable	—	(3,475)	(3,475)	—	(1,483)	(1,483)
Management fees payable to related party	(249)	249	—	442	(442)	—
Interest payable	625	(625)	—	—	—	—
Net Cash Provided by (Used In) Operating Activities	(285,360)	265,236	(20,124)	(809,462)	799,843	(9,619)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	—	(10,082)	(10,082)	—	(157,698)	(157,698)
Additions to investments	—	(533,910)	(533,910)	—	(124,580)	(124,580)
Payment of property acquisition deposits	—	—	—	—	(36,983)	(36,983)
Net Cash (Used In) Provided by Investing Activities	—	(543,992)	(543,992)	—	(319,261)	(319,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	120,202	14,782	134,984	301,209	81,293	382,502
Distributions paid	(10,416)	5,516	(4,900)	(10,580)	—	(10,580)
Notes payable borrowing	—	29,302	29,302	—	3,920	3,920
Proceeds from notes payable to Fund’s investments	50,000	(50,000)	—	—	—	—
Deferred financing costs paid	—	—	—	—	(1,284)	(1,284)
Net Cash Provided by (Used In) Financing Activities	159,786	(400)	159,386	290,629	83,929	374,558
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(125,574)	(279,156)	(404,730)	(518,833)	564,511	45,678
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	139,958	545,307	685,265	743,595	10,209	753,804
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$14,384	$266,151	$280,535	$224,762	$574,720	$799,482
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	14,384	264,995	279,379	224,762	574,719	799,481
Restricted cash	—	1,156	1,156	—	1	1
Total cash and cash equivalents and restricted cash	$14,384	$266,151	$280,535	$224,762	$574,720	$799,482

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto of CIM Opportunity Zone Fund, L.P. for the fiscal year ended December 31, 2022.
Principles of Consolidation — The accompanying interim consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. The portions of equity in consolidated subsidiaries that are wholly-owned and are not attributable, directly or indirectly, to the Fund are presented as non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.
In determining whether the Fund has controlling interests in an entity and is required to consolidate the accounts in that entity, the Fund analyzes its investments in accordance with standards set forth in GAAP to determine whether the entities are variable interest entities (“VIEs”), and if so, whether the Fund is the primary beneficiary. The Fund’s judgment with respect to its level of influence or control over an entity and whether the Fund is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Fund’s ownership interest, the Fund’s voting interest, the size of the Fund’s investment (including loans), and the Fund’s ability to participate in major policy-making decisions. The Fund’s ability to correctly assess its influence or control over an entity affects the presentation of its investments on the Fund’s consolidated financial statements.
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Investments in Real Estate and Infrastructure — Investments in real estate and infrastructure are stated at cost, less accumulated depreciation and amortization. The Fund considers the period of future benefit of each respective asset to determine the appropriate useful life. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets and liabilities	Lease term
Solar batteries	13 years
Solar assets	35 years
Capitalized Project Costs
The Fund capitalizes project costs, including pre-construction costs, interest expense, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, or construction of a project, while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three and six months ended June 30, 2023 and 2022. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 4 — Fair Value Measurements. See also Note 5 — Investments in Real Estate for further discussion regarding real estate investment activity.
Allocation of Purchase Price of Real Estate and Infrastructure Investments — The Fund determines whether a purchase qualifies as an asset acquisition or meets the definition of an acquisition of a business. Acquisition of real estate and infrastructure assets for development are generally recognized at cost, including the related transaction costs, as asset acquisitions. The Fund applies the acquisition method to all acquired real estate and infrastructure investments. The purchase consideration of the real estate, which includes the transaction costs incurred in connection with such acquisitions, is recorded on a relative fair value basis to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, above and below-market solar agreements, in-place leases and ground leases, if any, based in each case on their relative fair values. Assumed debt is recorded at fair value based upon the present value of the expected future payments and current interest rates.
In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market, below-market, and in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease, and for below-market agreements, over a period equal to the initial term plus any below-market fixed-rate renewal periods. Acquired above-market and below-market leases are amortized and recorded to rental and other property income over the initial terms of the respective leases.
The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. The value of in-place leases is amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written-off.
Investments in Unconsolidated Entities, at Fair Value — The Fund accounts for its investments in unconsolidated entities under the equity method, as the Fund has the ability to exercise significant influence over the investments. The Fund’s investments in unconsolidated entities are carried under the fair value option pursuant to ASC 825, Financial Instruments on the Fund’s consolidated balance sheets, with any changes in the fair value of such investments recognized in the consolidated statements of operations.
The fair values of investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Investments without a public market are valued based on applicable valuation techniques. Such valuation techniques include discounted cash flow analysis, applying market capitalization rates or earnings multiples to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, multiple valuation techniques are taken into consideration when measuring the fair value of an investment. However, in certain circumstances, a single valuation may be appropriate, such as during the development phase of the project, where the “Cost Method” may be most appropriate for construction in progress, with the “Comparative Sales Approach” applied to the value of the underlying land. Upon completion, the investment would typically be valued utilizing the Discounted Cash Flow (“DCF”) and Comparative Sales approaches. Weighting of the appraisal methods represents an approximation of how marketplace participants would underwrite the investment in current market conditions as of the measurement date.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Notes Payable, at Fair Value — The Fund has elected the fair value option for its notes payable, and records the changes in fair value in the consolidated statements of operations. See Note 4 — Fair Value Measurements for further details on the assumptions used.
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $74.8 million and $164.0 million, respectively, as of June 30, 2023 and December 31, 2022.
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties owned by third parties.
Leases — The Fund has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Fund has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease, but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, including if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Upon successful lease execution, leasing commissions are capitalized.
Redeemable Partners’ Capital — Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment. As such, the redeemable limited partnership units are presented at the redemption amount in temporary equity under redeemable partners’capital in the consolidated balance sheets. The redemption amount is initially recorded as the contribution amount and is subsequently remeasured at the net asset value as determined in accordance with the Partnership Agreement. Net asset value is calculated as U.S. GAAP partners’ equity adjusted for the redemption value of our limited partnership units. Increases or decreases in the value of limited partnership units will be reflected in retained earnings (deficit). The difference between the carrying amount and the redemption amount is reflected in change in fair value of redeemable limited partners’ capital in the consolidated statements of changes in partners’ capital.
Revenue Recognition and Lease Receivables — Rental and other property income is primarily derived from fixed contractual payments from operating leases, and therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Fund acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations. The Fund defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Fund continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Fund will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
The Fund does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
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
Restricted Cash — Restricted cash for real estate taxes, insurance, and other miscellaneous reserves, is recorded on the consolidated financial statements in accordance with agreements that require segregation of funds related to the operations of the respective real estate investment or related mortgage payable agreements.
Concentration of Credit Risk — Cash held at major financial institutions is subject to credit risk to the extent those balances exceed the applicable Federal Deposit Insurance Corporation limitations, of up to $250,000 per financial institution.
Contributions Receivable — Contributions receivable represents contributions with an effective date before the period presented but received from investors subsequent to period end.
Property Acquisition Deposits — The Fund may advance certain amounts to acquirees as refundable deposits for impending acquisitions. Upon successful execution of the acquisition, amounts advanced will be reclassified to investments in real estate.
Risk Management — In the normal course of business, the Fund encounters economic risk such as market risk and concentration of investment risk. Market risk reflects changes in the valuation of investments in real estate and equity method investees held by the Fund. Concentration of investment risk represents the risk associated with investments that are concentrated in certain geographic regions and industries.
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
ASC 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period.
Reportable Segments — The Fund’s real estate investments consist of infrastructure and real estate assets located within qualified opportunity zones. The Fund’s management evaluates operating performance on an overall portfolio level; therefore the Fund’s real estate investments are one reportable segment.
Recent Accounting Pronouncements — The Fund does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Fund’s consolidated financial statements.
4. FAIR VALUE MEASUREMENTS
In determining fair value, the Fund uses various valuation approaches. The definition of estimated fair value is applied on a consistent basis with that required by ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 establishes fair

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
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
The following describes the methods the Fund uses to estimate the fair value of the Fund’s financial assets and liabilities:
Investments in unconsolidated entities, at fair value — Investments in unconsolidated entities are generally valued using Level 3 inputs. The Fund’s valuations are prepared by third-party valuation firms in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The fair values of investments are estimated based on the price that would be received to sell the Fund’s interests in the unconsolidated entity in an orderly transaction between marketplace participants at the measurement date. Investments without a public market are valued based on assumptions made and valuation techniques. Such valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, multiple valuation techniques are taken into consideration when measuring the fair value of an investment. However, in certain circumstances, a single valuation may be appropriate, such as during the development phase of the project, where the “Cost Method” may be most appropriate for construction in progress, with the “Comparative Sales Approach” applied to the value of the underlying land. Upon completion, the investment would typically be valued utilizing the Discounted Cash Flow (“DCF”) and Comparative Sales approaches. Weighting of the appraisal methods represents an approximation of how marketplace participants would underwrite the investment in current market conditions as of the measurement date.
Notes payable — The fair value of notes payable is determined by a third-party appraiser who discounts the difference between contract and market debt service cash flows using a market equity yield. The third-party appraiser also considers multiple valuation techniques (e.g., par, prepayment penalty) and applies a reconciliation among relevant methods. The fair value analysis is updated quarterly and reviewed by senior management. The market rate is determined by giving consideration to one or more of the following criteria, as appropriate: (i) interest rates for loan of comparable quality and maturity and (ii) the value of the underlying collateral. The Fund’s notes payable are classified within Level 3 of the fair value hierarchy.
Other financial instruments — The Fund considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Fund could realize, or be liable for, upon disposition of the financial assets and liabilities. The Fund evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. The Fund does not expect that changes in classifications between levels will be frequent.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, are as follows (in thousands):

Description	Total Fair Value as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$149,627	$—	$—	$149,627
Notes payable	$261,938	$—	$—	$261,938

Description	Total Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$151,066	$—	$—	$151,066
Notes payable	$232,937	$—	$—	$232,937
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2023:

Investment	Fair Value as of June 30, 2023 (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$149,627	Sales comparison		Value per acre	$35,001
		Blended approach		Discounted cash flow weighting	60.0%
				Cost approach weighting	40.0%
		Discounted cash flow		Discount rate	7.0% - 12.4%
					(7.6%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	95%
				Economic useful life	35 years
Debt
Notes Payable	$261,938	Net present value		Market interest rate	6.0% - 8.7%
					(7.7%)
		Discounted cash flow	(1)	Discount rate	6.0%
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
___________________
(1)Represents the valuation techniques and unobservable inputs for the underlying value of the solar project that the respective notes payable value is tied to.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022:

Investment	Fair Value as of December 31, 2022 (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$151,066	Sales comparison	Value per acre	$35,001
		Blended approach	Discounted cash flow weighting	60.0%
			Cost approach weighting	40.0%
		Discounted cash flow	Discount rate	6.0% - 12.4%
				(6.7%)
			Investment tax credit rate	30.0%
			Investment tax credit eligibility	94.9%
			Economic useful life	35 years
Debt
Notes Payable	$232,937	Net present value	Market interest rate	5.8% - 7.5%
				(6.8%)
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
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2023 and 2022 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2022	$208,329	$71,000
Consolidation of investment	(107,515)	91,435
Notes payable borrowing	—	3,920
Unrealized gain on investments in unconsolidated entities	47,867	—
Balance, June 30, 2022	$148,681	$166,355

Beginning balance, January 1, 2023	$151,066	$232,937
Notes payable borrowing	—	29,302
Unrealized loss on investments in unconsolidated entities	(1,439)	—
Change in fair value of notes payable	—	(301)
Ending balance, June 30, 2023	$149,627	$261,938
5. INVESTMENTS IN REAL ESTATE
2023 Transactions — During the six months ended June 30, 2023, the Fund acquired an interest in four properties for an aggregate purchase price of $44.8 million (the “2023 Property Acquisitions”), which were accounted for as asset acquisitions and includes $109,000 of acquisition-related expenses that were capitalized.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Office — Los Angeles, CA	99%	March 1, 2023	$7,022
Multifamily — Los Angeles, CA	99%	March 15, 2023	$13,542
Multifamily — Los Angeles, CA	99%	March 30, 2023	$19,903
Office — Los Angeles, CA	99%	April 20, 2023	$4,342
2022 Transactions — During the six months ended June 30, 2022, the Fund acquired an interest in seven properties for an aggregate purchase price of $135.5 million (the “2022 Property Acquisitions”), which were accounted for as asset acquisitions and includes $306,000 of acquisition-related expenses that were capitalized.

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Solar — Lemoore, CA	88%	April 20, 2022	$75,129
Office — Los Angeles, CA	99%	May 10, 2022	$12,583
Multifamily — Los Angeles, CA	99%	June 1, 2022	$32,147
Multifamily — Los Angeles, CA	99%	June 1, 2022	$2,757
Multifamily — Los Angeles, CA	99%	June 1, 2022	$6,411
Hotel — Atlanta, GA	99%	June 30, 2022	$3,592
Multifamily — Atlanta, GA	99%	June 30, 2022	$2,892
The results of operations of the properties the Fund acquired have been included in the consolidated statements of operations from the dates of acquisition. The following table summarizes the purchase price allocation for the 2023 and 2022 Property Acquisitions (in thousands):

	2023 Property Acquisitions	2022 Property Acquisitions
Land	$28,028	$40,293
Building and improvements	16,771	94,401
Intangible assets(1)	10	817
Total purchase price	$44,809	$135,511
___________________
(1)The amortization period for acquired intangible assets is 5.1 years and 10.7 years, respectively, for the 2023 and 2022 Property Acquisitions.
Consolidated Joint Ventures — During the six months ended June 30, 2022,the Fund determined there was a change in control with respect to its investment in the office property located in Dallas, Texas due to the completion of construction. The investment is a variable interest entity, and completion of construction was considered to be a reconsideration event, resulting in the Fund determined to be the primary beneficiary. Accordingly, the Fund determined it should consolidate the investment, which was previously reflected as an investment in unconsolidated entities, at fair value. The Fund accounted for the consolidation as an asset acquisition. The tangible and intangible assets acquired and liabilities assumed in this transaction were recorded in the Fund’s consolidated balance sheets at their estimated fair value as of the consolidation date (the “Dallas Consolidated Joint Venture”). The Fund also recorded $22.5 million of non-controlling interest related to the Dallas Consolidated Joint Venture on the consolidation date.
As of June 30, 2023, the Fund had a 62% interest in the Consolidated Joint Venture with total assets of $322.6 million, which included $273.3 million of real estate assets, net of accumulated depreciation and amortization of $9.4 million, and total liabilities of $162.0 million, including debt outstanding of $122.3 million. The Company has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of June 30, 2023, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with total assets of $125.3 million, which included $122.5 million of real estate assets, net of accumulated depreciation and amortization of $7.7 million, and total liabilities of $66.0 million, including debt outstanding of $64.8

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
million. The Company has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
6. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of June 30, 2023 and December 31, 2022 in thousands, except weighted average life remaining):

	As of June 30,	As of December 31,
	2023	2022
Intangible assets:
In-place leases and other intangibles, net of accumulated amortization of $1,380 and $776, respectively (with a weighted average life remaining of 9.8 years and 10.3 years, respectively)	$11,868	$11,207
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement (with a weighted average life remaining of 10.5 years and 11.0 years as of June 30, 2023 and December 31, 2022, respectively.)	$35,000	$35,000
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization in the accompanying consolidated statements of operations.
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
In-place lease and other intangible amortization	$307	$189	$605	$201
As of June 30, 2023, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Below-Market REC Agreement (1)
Remainder of 2023	$606	$432
2024	1,212	3,457
2025	1,212	3,457
2026	1,212	3,457
2027	1,212	3,457
Thereafter	6,414	20,740
Total	$11,868	$35,000
___________________
(1)As of June 30, 2023, the asset with the below-market REC agreement is not operational. The asset will commence operations during Q4 2023 and the below-market REC agreement will begin amortization.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
7. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollars in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	June 30, 2023	December 31, 2022
Solar — Lemoore, CA	27%	December 13, 2019	$136,654	$137,959
Solar — Lemoore, CA	15%	December 13, 2019	12,973	13,107
Total investments in unconsolidated entities			$149,627	$151,066
The Fund’s investments in unconsolidated entities includes debt of $12.9 million and $14.5 million, respectively, as of June 30, 2023 and December 31, 2022. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.
8. DEBT
The following table summarizes the debt balances as of June 30, 2023 and December 31, 2022, and the debt activity for the six months ended June 30, 2023 (in thousands):

		During the Six Months Ended June 30, 2023
	December 31, 2022	Debt Issuances & Assumptions	Repayments	Fair Value Adjustment	June 30, 2023
Notes Payable:
Fixed rate mortgages payable	$126,488	$19,512	$—	$—	$146,000
Variable rate mortgage payable	112,546	9,790	—	—	122,336
Total notes payable	239,034	29,302	—	—	268,336
Fair value adjustment	(6,097)	—	—	(301)	(6,398)
Total notes payable, at fair value	$232,937	$29,302	$—	$(301)	$261,938
Fixed Rate Notes Payable
As of June 30, 2023, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. As of June 30, 2023, the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”). Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment. The Convertible Note may be increased to $100 million upon securing a third-party senior construction loan. Payments under the Convertible Note will be made on each date that the Fund makes a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
Variable Rate Notes Payable
The Fund also had a $122.3 million variable rate note payable with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85%, with monthly payments of interest only, maturing on April 24, 2025.
As of June 30, 2023, the aggregate outstanding principal balance of the Fund’s notes payable was $268.3 million and the fair value was $261.9 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of June 30, 2023. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 4 — Fair Value Measurements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to June 30, 2023 (in thousands):

Principal Repayments
Remainder of 2023	$—
2024	—
2025	122,336
2026	—
2027	—
Thereafter	146,000
Total	$268,336
9. PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
Contributions
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $277,000 and $620,000, respectively, for the three and six months ended June 30, 2023, and $750,000 and $1.4 million, respectively for the three and six months ended June 30, 2022, which are included in the statement of changes in net assets as fixed return increase and fixed return decrease. As of June 30, 2023, the Fund had $170,000 of contributions receivable in the consolidated balance sheet.
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion.
Redeemable Partners’ Capital
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to incentive allocation without notice to the Limited Partners at any time in their discretion.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
10. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
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
Incentive allocation
Pursuant to the Partnership Agreement, the General Partner or an affiliate thereof or other designee of the General Partner, will be allocated net profits (the “Incentive Allocation”) from the Limited Partners at the end of an incentive allocation period, subject to certain performance hurdles being met. The General Partner receives an Incentive Allocation of 20% annually, which is the portion of profits or gains that the General Partner is entitled to above a minimum return threshold. The high watermark is a mechanism that ensures the General Partner only receives an Incentive Allocation if the Fund’s value surpasses the highest previous value. This means that if the Fund’s value decreases below the high watermark, the General Partner will not receive any Incentive Allocation until the value exceeds the previous high point. The hurdle rate, which is set at 6%, is a minimum rate of return that the Fund needs to achieve before the General Partner becomes eligible for the Incentive Allocation. The General Partner is entitled to an 80% catch-up provision once the hurdle rate is met, which means that once the hurdle rate is surpassed, the General Partner will receive 80% of the profits or gains until they have caught up to their entitled share.
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through June 30, 2023, the Fund has realized an incentive allocation of $47.7 million.
Servicing Fees
The General Partner or its affiliates may also provide to the Fund and/or its investments part or all of other services (“Other Services”) that would otherwise be provided by a third party, including servicing fees and reimbursement of allocable costs and expenses incurred in connection with or relating to the performance of any Other Services. Pursuant to such provided services, the General Partner or its affiliates may receive from the Fund and/or its Portfolio Assets, (i) property management fees, (ii) development management fees, (iii) leasing brokerage fees, (iv) fees associated with arranging financings for Portfolio Assets, (v) multifamily residential sales fees, (vi) fees relating to servicing and administering the Portfolio Assets, including special servicing, (vii) fees in connection with or following a foreclosure on the Portfolio Asset and (viii) other related fees in connection with a Portfolio Asset (collectively, “Servicing Fees”). Such Servicing Fees will be either (x) at rates which do not exceed the limits set forth immediately below, (y) at rates that are no less favorable to the Partnership and/or such Portfolio Asset than the arm’s-length rates on which the Fund and/or such Portfolio Asset could obtain comparable services from an unaffiliated service provider taking into account the nature of the relevant asset type and the special services required or (z) at rates that receive the consent of a Review Agent or the Limited Partners:

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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$7,934	$5,624	$15,669	$10,490
Expense reimbursement to related parties	$395	$171	$908	$347
Incentive allocation (1)	$—	$7,956	$—	$10,604
Organizational costs (2)	$—	$18	$63	$73
Development fees and allocable costs and expenses (3)	$6,726	$3,036	$17,097	$3,777
______________________
(1)Represents the change in unrealized Incentive Allocation to SLP within the Statements of Changes in Partners’ Capital during the three and six months ended June 30, 2022.
(2)Organizational costs are capitalized to prepaid expenses and other in the condensed consolidated balance sheets, and subsequently amortized over five years to general and administrative expenses in the consolidated statements of operations.
(3)Represents development fees and development-related Allocable Costs and Expenses incurred by the Fund’s consolidated investments. These amounts have been capitalized to real estate under development in the condensed consolidated balance sheets. Does not include $18,000 and $85,000, respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the three and six months ended June 30, 2023, and $85,000 and $192,000, respectively, that were incurred and allocated to the Fund based on its respective ownership percentage of the investment for the three and six months ended June 30, 2022.
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Management fees	$14	$263
Incentive allocation	$—	$5,516
Administration and other reimbursable expenses	$11	$295
Related Party Investments
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been transferred into the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with affiliates. Of the total Fund, 83% are investments acquired from entities that are related parties of CIM. As of June 30, 2023, investments incubated at CIM and its affiliates represented $400.1 million.
The Fund may coinvest with other entities under common control of the same General Partner or its affiliates. As of June 30, 2023, the Fund held investments with a total fair value of $702.4 million that was coinvested with affiliated funds. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into certain agreements with other CIM affiliated entities from time to time.
11. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business. The Fund is not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, are any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business.
The Fund is subject to various environmental laws of federal, state, and local governments. Compliance with these laws has not had a material adverse effect on the consolidated financial statements, and management does not believe it will have such an impact in the future.
The Fund acts as a guarantor of certain debt obligations to its underlying investments. In certain scenarios, the Fund may have limited or full recourse exposure.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
12. LEASES
Future minimum rental revenue under long-term operating leases as of June 30, 2023, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2023	$7,202
2024	19,227
2025	19,700
2026	20,105
2027	20,518
Thereafter	111,552
Total	$198,304
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 95.5 years, for which a lease liability and right of use (“ROU”) asset of $33.7 million and $34.2 million was recorded as of June 30, 2023 and December 31, 2022, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 and $1.0 million of ground lease expense during the three and six months ended June 30, 2023, respectively, of which $200,000 and $400,000, respectively, was paid in cash during the period it was recognized. As of June 30, 2023, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $400,000 for the remainder of 2023, $800,000 annually for 2024 through 2028, and $197.0 million thereafter through the maturity date of the lease in December 2118.
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
	(As Restated)	(As Restated)
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Contributions receivable	$170	$23
Accrued capital expenditures	$76,150	$8,241
Reclassification of property acquisition deposits to investments	$34,727	$842
Recognition of right-of-use asset and lease liability	$—	$34,643
Consolidation of real estate joint venture	$—	$198,950
Notes payable assumed recorded upon consolidation of joint venture	$—	$91,435
Supplemental Cash Flow Disclosures:
Interest Paid	$5,386	$863
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to June 30, 2023:
The Fund accepted additional capital commitments of approximately $17.71 million.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Amendment No. 4 (and any subsequent amendments thereto) to the Form 10 Registration Statement filed with the SEC on November 6, 2023.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•our future operating results;
•our business prospects and the prospects of the real estate and infrastructure in which we may invest;
•historic correlations among economic growth, inflation and rents resulting in the loss of the potential inflation hedging attributes of real estate;
•any recent perceived improvement in real estate fundamentals, corporate earnings, stock market performance and the supply and demand characteristics of commercial real estate, any one of which could adversely affect the performance of the Fund;
•the availability of capital markets, including the debt financing expected to be employed by the Fund;
•the predictive value of real estate and infrastructure capitalization rates compared with intermediate U.S. Treasury bonds;
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
Overview
The Fund was formed on November 1, 2018 and commenced operations on January 21, 2019, and is governed by the Partnership Agreement. The Fund is organized as an open-ended vehicle for the purpose of investing in infrastructure and real estate, through entities that acquire, own, develop or re-develop and operate infrastructure and real estate assets in Opportunity Zones, with the objective of generating returns from capital appreciation and operating income once development of these assets is complete. The Fund’s assets under development had plans in place or were developed at the time of the Fund’s acquisition that are strategic to each asset achieving current income and appreciation of value. The Fund engages third parties or affiliates of the Manager (also referred to as the “development manager”) to provide development management services, and in consideration the Fund pays development management fees.
Portfolio Information
As of June 30, 2023, we had investments in 19 assets, including investments in unconsolidated entities, with an aggregate net book value of $2.0 billion. During the six months ended June 30, 2023, we acquired 99% ownership interests in two office properties and two multifamily property located in Los Angeles, California.
Results of Operations
The impact of the restatement on the Company’s consolidated financial statements for the three and six months ended June 30, 2023 and 2022 is detailed in Note 2 — Change in Basis of Accounting (Restatement) to our consolidated financial statements. The following table provides summary information about our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Rental and other property income	$5,415	$2,424	$2,991	$10,154	$2,887	$7,267
Total Revenues	5,415	2,424	2,991	10,154	2,887	7,267
Management fees to related party	7,934	5,624	2,310	15,669	10,490	5,179
Expense reimbursement to related parties	395	171	224	908	347	561
Interest expense and other	2,950	863	2,087	5,634	1,586	4,048
General and administrative expense	1,095	627	468	1,909	1,055	854
Depreciation and amortization expense	3,019	2,269	750	5,995	3,236	2,759
Real estate tax	1,391	376	1,015	2,800	217	2,583
Property operating expense	1,971	880	1,091	3,657	1,459	2,198
Total Expenses	18,755	10,810	7,945	36,572	18,390	18,182
Interest and other income	1,578	271	1,307	3,453	474	2,979
(Loss) gain on investments in unconsolidated entities	(2,240)	36,938	(39,178)	(1,439)	47,867	(49,306)
Change in fair value of notes payable	149	—	149	301	—	301
Total other income	(513)	37,209	(37,722)	2,315	48,341	(46,026)
Net (loss) income	(13,853)	28,823	(42,676)	(24,103)	32,838	(56,941)
Net (loss) income attributable to non-controlling interests	(1,361)	(639)	(722)	(2,580)	1,102	(3,682)
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(12,492)	$29,462	$(41,954)	$(21,523)	$31,736	$(53,259)
Rental and other property income
The increase in rental and other property income of $3.0 million and $7.3 million, respectively, during the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to recognizing a full period of rental income at our office property located in Dallas, Texas. Additionally, rental income increased at our multifamily property located in Washington D.C. as a result of increased occupancy during the three and six months ended June 30, 2023.
Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $2.3 million and $5.2 million, respectively, during the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to the additional capital raise that drove the NAV increase. From June 30, 2022 to June 30, 2023 the Fund accepted an additional $416.3 million in capital contributions.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $224,000 and $561,000, respectively, during the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to the increased assets at June 30, 2023 compared to at June 30, 2022. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases.
Interest expense and other
Interest expense also includes amortization of deferred financing costs.

The increase in interest expense of $2.1 million and $4.0 million, respectively, during the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to increased borrowings on our notes payable during the period.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $468,000 and $854,000, respectively, during the three and six months ended June 30, 2023, compared to the same period in 2022, was primarily due to the increase in total assets at June 30, 2023 compared to at June 30, 2022, as further described above. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases. This generally leads to higher administrative expenses, as more resources and personnel are required. Additionally, the Fund’s third party administrator is compensated based on a fee structure that is tied to the asset value of the Fund. As the total asset value increases, the fee amount also increases proportionately.
Depreciation and amortization
The increase in depreciation and amortization expense of $750,000 and $2.8 million respectively, during the three and six months ended June 30, 2023, compared to the same period in 2022 was primarily due to recognizing a full period of depreciation and amortization at our office property located in Dallas, Texas after being placed into service.
Real estate tax
The increase in real estate tax of $1.0 million and $2.6 million respectively, during the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the recognition of a full period of real estate tax at our office property located in Dallas, Texas after being placed into service, in addition to the acquisition of four properties subsequent to June 30, 2022.
Property operating expense
The increase in property operating expense of $1.1 million and $2.2 million during the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to the recognition of a full period of property operating expense at our office property located in Dallas, Texas after being placed into service, in addition to the acquisition of four properties subsequent to June 30, 2022.
Interest and other income
Interest income consists of amounts received on interest-bearing accounts.
The increase in interest income of $1.3 million and $3.0 million respectively, during the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher balances in our interest-bearing accounts during the three and six months ended June 30, 2023.
(Loss) gain on investments in unconsolidated entities
(Loss) gain on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
Loss on investments in unconsolidated entities was $2.2 million and $1.4 million during the three and six months ended June 30, 2023 due to the devaluation of the portfolio assets held by the unconsolidated entities.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The increase in the change in fair value of notes payable of $149,000 and $301,000 during the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to the impact of increasing interest rates throughout the three and six months ended June 30, 2023, impacting the value of our notes payable.

Net (loss) income attributable to non-controlling interests
The decrease in net income (loss) attributable to non-controlling interests was $1.4 million and $2.6 million during the three and six months ended June 30, 2023, as compared to the same period in 2022 was primarily due to the proportional allocation of net income (loss) to non-controlling interest holders during the three and six months ended June 30, 2023.
Financial Condition, Liquidity and Capital Resources
General
We expect to utilize proceeds from net cash provided by operations and capital contributions received to finance our future acquisitions of and additions to investments. The sources of our operating cash flow will primarily be provided by rental income received from current and future leased properties and solar income from infrastructure assets.
Liquidity and Capital Resources
We expect to generate cash primarily from the net proceeds from our continuous private offering of our Units in reliance on exemptions from the registration requirements of the Securities Act, cash flows from our operating assets, and any financing arrangements we may enter into in the future.
Our primary needs for liquidity and capital resources are to fund our investments in portfolio entities and other investments, pay our operating fees and expenses (including the Management Fee and Incentive Allocation), pay any distributions that we make to the holders of our units, periodic repurchases under the Redemption Program, and pay interest on any outstanding indebtedness that we incur.
We expect to obtain the liquidity and capital resources that we need over the short and long-term from cash on hand, the proceeds of our private offerings and from any undistributed funds from operations. For additional detail regarding our private offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Use of Proceeds from Registered Sales of Securities” in the Company’s Annual Report 10-K for the year ended December 31, 2023.
We currently anticipate that our available capital resources, including the proceeds from our private offering and the proceeds from any financing arrangements we may enter into, when combined with cash flow generated from our operating assets, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.
Contractual Obligations
As of June 30, 2023, we had fixed and variable rate mortgage loans payable with a carrying value of $268.3 million and fair value of $261.9 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of June 30, 2023.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Six Months Ended June 30,
	2023	2022
Net Cash Used In Operating Activities	$(20,124)	$(9,619)
Net Cash Used In Investing Activities	(543,992)	(319,261)
Net Cash Provided by Financing Activities	159,386	374,558
Net Change In Cash And Cash Equivalents And Restricted Cash	$(404,730)	$45,678
As of June 30, 2023 and 2022, cash and cash equivalents and restricted cash totaled $280.5 million and $799.5 million, respectively.
Cash flows used in operating activities for both the six months ended June 30, 2023 and 2022 primarily relates to the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. These outflows were partially offset by rental income received and interest income received on our cash-bearing accounts during the period.
Cash flows used in investing activities for both the six months ended June 30, 2023 and 2022 primarily relates to acquisitions and additions to our investments.
Cash flows provided by financing activities for the six months ended June 30, 2023 primarily relates to proceeds from capital contributions and proceeds from notes payable borrowings, offset by distributions paid. Cash flows provided by financing activities for the six months ended June 30, 2022 primarily relates to proceeds from capital contributions, offset by distributions paid.
Related Parties
See “Note 10 — Management Fees, Incentive Allocation and Other Related-Party Transactions” for a description of certain transactions and relationships with related parties.
Critical Accounting Policies
Our accounting policies have been established to conform with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our consolidated financial statements, which should be read in conjunction with the more complete discussion of our significant accounting policies are described in “Note 3 — Summary of Significant Accounting Policies.”
Recoverability of Real Estate and Infrastructure Assets
As described in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K, investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and its eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. Assets held for sale are reported at the lower of the asset’s carrying amount or fair value, less cost to sell.
Our process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both.
Acquisitions and Initial Consolidation of VIEs
We account for property acquisitions as asset acquisitions. We allocate the purchase price for asset acquisitions, which includes the capitalized transaction costs, and for the properties upon the initial consolidation of VIEs not determined to be a business, on a relative fair value basis to the tangible and intangible assets acquired and liabilities assumed based on their respective relative fair values. The fair values of assets acquired and liabilities assumed are estimated based on the price that would be received to sell an investment in an orderly transaction between marketplace participants at the measurement date consistent with the guidance in ASC 820, Fair Value Measurements. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets and liabilities consist of above- and below-market lease values, above-

and below-market solar agreements, and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience, developed using valuation techniques consistent with the guidance in ASC 820. There are risks and uncertainties involved in applying the principles related to purchase price allocations. The value allocated to land, as opposed to buildings, fixtures and tenant improvements, affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings, fixtures and tenant improvements. Intangible lease assets and liabilities can be significantly affected by estimates including market rent, lease terms including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions. We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar types of debt financing with similar maturities.
Fair Value Measurements
Investments in unconsolidated entities, at Fair Value — We have elected the fair value option for our other real estate related investments for which such election is permitted, as provided for under ASC 825, Financial Instruments (“ASC 825”). Electing the fair value option allows us to record changes in fair value in our consolidated statement of operations. The valuation of the Fund’s investments in unconsolidated entities are prepared by third-party valuation firms in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The fair values of investments are estimated based on the price that would be received to sell an investment in an orderly transaction between marketplace participants at the measurement date consistent with the guidance in ASC 820, Fair Value Measurements. Investments without a public market are valued based on applicable valuation techniques. Such valuation techniques include discounted cash flow analysis, applying market capitalization rates or earnings multiples to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, multiple valuation techniques are taken into consideration when measuring the fair value of an investment. However, in certain circumstances, a single valuation may be appropriate, such as during the development phase of the project, where the “Cost Method” may be most appropriate for construction in progress, with the “Comparative Sales Approach” applied to the value of the underlying land. Upon completion, the investment would typically be valued utilizing the discounted cash flow (“DCF”) and comparative sales approaches. Weighting of the appraisal methods represents an approximation of how marketplace participants would underwrite the investment in current market conditions as of the measurement date.
The weighting of valuation methodologies occurs in the reconciliation phase of the appraisal process and represents an approximation of how marketplace participants would underwrite the investment in current market conditions as of the measurement date. In the reconciliation process, appraisers weight the various approaches based on the quantity and quality of the data that was available for the analysis, including the number of relevant comparable sales and other data points, as well as the degree to which the appraisers were able to verify them. Appraisers also consider the typical behavior and attributes of the most likely purchasers of the property, including whether they would most likely be local, regional or national in size, and whether they are expected to be investors, owner-users, or partial owner-users. It is up to the appraisers to determine which approaches to value are applicable and what weight to apply to each approach utilized. In arriving at an as-is value, appraisers reflect how market participants would value a property by viewing it as a typical buyer would. For income-producing properties, the income approach, and specifically the DCF analysis, receives primary consideration. Comparable sales are also analyzed as a secondary method, providing indications of reasonable value per square foot as well as cap rates. The “Cost Method” is relied upon less frequently, but will receive a heavier weighting in situations where the subject asset has been recently developed or is under construction. Ultimately, assuming that there is sufficient data in the market to support the appraisers’ analysis, all three approaches should broadly support the concluded value, even if the appraisers place primarily weight on one approach in order to mirror investor behavior.
Redeemable Partners’ Capital — Redeemable limited partnership units are initially recorded as the contribution amount under redeemable partners’ capital in the consolidated balance sheets and is subsequently remeasured at the net asset value as determined in accordance with the Partnership Agreement. Net asset value is calculated as U.S. GAAP partners’ equity adjusted for the redemption value of our limited partnership units. The judgements involved in the valuation are the same as those described above in “investments in unconsolidated entities, at fair value”.
Notes payable — We have elected the fair value option for our notes payable pursuant to ASC 825 Financial Instruments. The fair value of notes payable is determined by a third-party appraiser who discounts the difference between contract and market debt service cash flows using a market equity yield. The third-party appraiser also considers multiple valuation techniques (e.g., par, prepayment penalty) and applies a reconciliation among relevant methods. The fair value analysis is updated quarterly and reviewed by senior management. The market rate is determined by giving consideration to one or more of the following criteria, as appropriate: (i) interest rates for loan of comparable quality and maturity and (ii) the value of the underlying collateral.
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
Estimates
Many of our accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. Any differences of opinion that arise as to assumptions and metrics utilized in the valuation are discussed and resolved through analysis and comparison to published benchmarks and reference to recent market transactions. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. The recent accounting changes that may potentially impact our business, if any, are described under “Recent Accounting Pronouncements” in “Note 3 — Summary of Significant Accounting Policies.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pursuant to Item 305 of Regulation S-K, the Fund, as a smaller reporting company, is not required to provide the information required by this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
During the process of preparing the Fund’s annual financial statements for the year ended December 31, 2023, management identified the material weakness described in ‘Material Weakness in Internal Control Over Financial Reporting’ below. The material weakness resulted in the restatement of previously issued financial statements for fiscal years ended December 31, 2021 and 2022 included in the Fund’s Form 10, as amended, and for fiscal quarters ending June 30, 2023 and September 30, 2023 contained in the Fund’s Form 10-Qs. In response to these conditions, management has developed and begun implementing a remediation plan for the related controls and procedures as of December 31, 2023.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2023 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were not effective due to the material weakness in our internal control over financial reporting described below. Consistent with the Internal Control Over Financial Reporting remediation plan outlined below, management will monitor and test its Disclosure Controls and Procedures for a sufficient period of time to enable management to conclude on the effectiveness of the controls and procedures.
Material Weakness in Internal Control Over Financial Reporting
During the process of preparing the Fund’s annual financial statements for the year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting related to a failure to design and maintain an effective risk assessment process to identify and analyze significant internal and external circumstances and events to enable the identification and assessment of risks of material misstatements. Specifically, the Fund did not design and maintain effective controls to identify that certain business objectives involve substantive activities which are inconsistent with the definition of an investment company under the accounting standards. As a result, the Fund misinterpreted and misapplied investment company accounting standards in its financial statements. The Fund financial statements should have been presented under historical cost and consolidation accounting standards. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
This material weakness resulted in the restatement of previously issued financial statements for fiscal years ended December 31, 2021 and 2022 included in the Fund’s Form 10, as amended, and for fiscal quarters ending June 30, 2023 and 2022 and September 30, 2023 and 2022 contained in the Fund’s Form 10-Qs. If not remediated, this material weakness could result in further misstatements of account balances or disclosures that could result in additional material misstatements of the annual or interim consolidated financial statements that would not be prevented or detected.
In response to the identified material weakness, management has developed and begun implementing a remediation plan to enhance its internal controls over financial reporting, which generally includes an enhanced risk assessment, additional employee training and implementation of additional control activities. Management will continue to monitor its internal controls over financial reporting until the controls have operated for a sufficient period of time to enable management to adequately test and conclude on the operating effectiveness of the controls.
Changes in Internal Control Over Financial Reporting
In connection with the changes to the Fund’s financial statements as described above, the Fund has implemented incremental internal controls specific to historical cost-basis accounting, including, among other things, controls over purchase price allocations, impairments, depreciation and amortization, straight-line rent, and consolidations. Management implemented these controls as of December 31, 2023 and will continue to monitor and test these controls for a sufficient period of time to enable management to conclude on their operating effectiveness.
With the exception of the above items, no other change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are the subject.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Amendment No. 4 (and any subsequent amendments thereto) to the Form 10 Registration Statement filed with the SEC on November 6, 2023 (File No. 000-56544) and our Annual Report on Form 10-K for the year ended December 31, 2023 filed concurrently herewith. There have been no material changes from the risk factors previously disclosed. The risks described in our Form 10 Registration Statement and our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of June 30, 2023, we have sold 1,556,616 units resulting in gross offering proceeds of approximately $1.71 billion. The following table represents units sold during the three and six months ended June 30, 2023 and 2022:

Quarter Ended	Number of Units	Amount
March 31, 2022	126,746.58	$142,183,621
June 30, 2022	141,919.52	$162,112,676
March 31, 2023	54,160.88	$63,785,007
June 30, 2023	48,650.76	$56,416,686
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2023.
The staff of the SEC’s Division of Corporation Finance (the “Staff”) is in the process of reviewing the Fund’s Registration Statement pursuant to the initial filing of its Form 10-12G, and the Fund’s response to the most recent comment letter is under review. The Staff’s most recent comment letter to the Fund advised, among other things, that it did not agree with the Fund’s application of ASC 946 in its financial statements prepared in accordance with U.S. GAAP, as further described in “Note 2 — Change in Basis of Accounting (Restatement).” The Staff’s comment letter process is ongoing, and as of the date of the filing of this Quarterly Report, the Company has not received further comments or questions from the Staff nor a closing letter.

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
Date: April 19, 2024