Form 10-Q/A
period 2023-09-30
CIM Opportunity Zone Fund, L.P.
filed 2024-04-22
CIK 1765107

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
As of April 8, 2024, there were 1,760,355 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

Page
PART I — FINANCIAL INFORMATION	4
Item 1. Financial Statements (Unaudited)	4
Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	4
Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	5
Consolidated Statements of Changes in Partners’ Capital and Redeemable Partners’ Capital for the three and nine months ended September 30, 2023 and 2022	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	8
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41
PART II — OTHER INFORMATION	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44
Signatures	45

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2023 (the “Original Filing”) by CIM Opportunity Zone Fund L.P. (the “Fund,” “we,” “our” or “us”).
Following the filing of the Fund’s initial Form 10 with the SEC, in May 2023 the staff of the SEC (the “Staff”) began a review of the Fund’s Form 10. Part of this review focused on the appropriateness of our application of ASC 946 to the Fund. Ultimately, the Staff advised the Fund that it did not agree with the Fund’s application of ASC 946 in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Following the review process and after further consideration, the Fund concluded that its historical annual audited financial statements (and audit report) included within its Form 10, as amended, and interim unaudited financial statements for each of the periods ended June 30, 2023 and September 30, 2023 included in its Forms 10-Q should be restated. In this amendment, the Fund has included restated consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 in accordance with U.S. GAAP. These restated interim financial statements will generally reflect the assets and liabilities of the Fund at historical cost rather than at fair value.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (As Restated)
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	September 30, 2023	December 31, 2022
ASSETS	(As Restated)	(As Restated)
Land	$170,647	$139,631
Building and improvements	449,831	418,346
Intangible assets	13,364	11,983
Real estate under development	1,241,882	704,010
Total investments in real estate	1,875,724	1,273,970
Accumulated depreciation and amortization	(20,226)	(11,060)
Total investments in real estate, net	1,855,498	1,262,910
Investments in unconsolidated entities, at fair value	148,321	151,066
Cash and cash equivalents	250,129	685,234
Restricted cash	1,301	31
Accounts receivable, net	19,129	10,233
Contributions receivable	152,837	59
Right of use asset	33,532	34,153
Property acquisition deposits	12,000	46,727
Prepaid expenses and other assets	6,274	51,553
Total Assets	$2,479,021	$2,241,966
LIABILITIES
Notes payable, at fair value	$272,224	$232,937
Accounts payable and accrued expenses	82,987	169,622
Prepaid rent and other liabilities	2,656	224
Lease liability	35,323	34,975
Intangible liabilities, net	35,000	35,000
Due to related party	679	20,529
Total Liabilities	428,869	493,287
COMMITMENTS AND CONTINGENCIES (NOTE 11)
REDEEMABLE PARTNERS’ CAPITAL: 1,714,374 and 1,431,204 limited partnership units issued and outstanding as of September 30, 2023 and December 31, 2022	1,922,496	1,683,657
PARTNERS’ CAPITAL
GENERAL PARTNER: 540 and 523 limited partnership units issued and outstanding as of September 30, 2023 and December 31, 2022	950	956
Retained earnings (deficit)	4,197	(44,974)
Total partners’ capital excluding noncontrolling interests	5,147	(44,018)
Non-controlling interests	122,509	109,040
Total Partners’ Capital	127,656	65,022
TOTAL LIABILITIES, REDEEMABLE PARTNERS' CAPITAL AND PARTNERS’ CAPITAL	$2,479,021	$2,241,966
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Rental and other property income	$6,142	$4,138	$16,296	$7,025
Total Revenues	6,142	4,138	16,296	7,025
Expenses:
Management fees to related party	8,006	6,556	23,675	17,046
Expense reimbursement to related parties	605	88	1,513	435
Interest expense and other	3,251	3,117	8,885	4,703
General and administrative expense	1,452	440	3,361	1,495
Depreciation and amortization expense	3,171	2,943	9,166	6,179
Real estate tax	1,394	895	4,194	1,112
Property operating expense	2,523	1,462	6,180	2,921
Total Expenses	20,402	15,501	56,974	33,891
Other income (expense):
Interest and other income	2,168	360	5,621	834
(Loss) gain on investments in unconsolidated entities	(1,306)	2,073	(2,745)	49,940
Change in fair value of notes payable	777	5,649	1,078	5,649
Total other income (expense)	1,639	8,082	3,954	56,423
Net (loss) income	(12,621)	(3,281)	(36,724)	29,557
Net (loss) income attributable to non-controlling interests	(1,312)	(586)	(3,892)	516
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(11,309)	$(2,695)	$(32,832)	$29,041
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 — As Restated	$1,656,821	$26,836	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—
Fixed return increase	343	—	—	—	—	—
Capital contributions	63,785	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—
Net loss	(9,010)	(20)	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners' capital	(14,690)	(238)	—	14,928	—	14,928
Balance as of March 31, 2023 — As Restated	1,696,911	21,673	955	(30,046)	119,648	90,557
Fixed return decrease	(274)	(3)	—	—	—	—
Fixed return increase	277	—	—	—	—	—
Capital contributions	56,417	—	—	—	3,066	3,066
Net loss	(12,434)	(55)	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners' capital	(10,905)	(142)	—	11,047	—	11,047
Balance as of June 30, 2023 — As Restated	1,729,992	21,473	952	(18,999)	121,353	103,306
Fixed return decrease	(300)	(4)	—	—	—	—
Fixed return increase	304	—	—	—	—	—
Capital contributions	205,535	—	—	—	2,468	2,468
Net loss	(11,268)	(40)	(2)	—	(1,312)	(1,314)
Change in fair value of redeemable Limited Partners' capital	(22,912)	(284)	—	23,196	—	23,196
Balance as of September 30, 2023 — As Restated	$1,901,351	$21,145	$950	$4,197	$122,509	$127,656

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited) — Continued

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2022 — As Restated	$1,012,589	$30,917	$923	$(11,662)	$5,827	$(4,912)
Fixed return decrease	(674)	(21)	—	—	—	—
Fixed return increase	695	—	—	—	—	—
Capital contributions	142,184	—	—	—	72	72
Distributions	—	(10,580)	—	—	—
Net change in unrealized incentive allocation	(2,648)	2,648	—	—	—	—
Net income	2,058	210	6	—	1,741	1,747
Change in fair value of redeemable Limited Partners' capital	12,894	362	—	(13,256)	—	(13,256)
Balance as of March 31, 2022 — As Restated	1,167,098	23,536	929	(24,918)	7,640	(16,349)
Fixed return decrease	(736)	(13)	(1)	—	—	(1)
Fixed return increase	750	—	—	—	—	—
Capital contributions	162,111	—	—	—	81,240	81,240
Distributions	—	—	—	—	—	—
Net change in unrealized incentive allocation	(7,956)	7,956	—	—	—	—
Net income (loss)	28,754	680	28	—	(639)	(611)
Change in fair value of redeemable Limited Partners' capital	11,490	138	—	(11,628)	—	(11,628)
Balance as of June 30, 2022 — As Restated	1,361,511	32,297	956	(36,546)	88,241	52,651
Fixed return decrease	(767)	(12)	—	—	—	—
Fixed return increase	779	—	—	—	—	—
Capital contributions	155,715	—	—	—	2,310	2,310
Net change in unrealized incentive allocation	(2,781)	2,781	—	—	—	—
Net (loss) income	(2,787)	89	3	—	(586)	(583)
Change in fair value of redeemable Limited Partners' capital	16,915	237	—	(17,152)	—	(17,152)
Balance as of September 30, 2022 — As Restated	$1,528,585	$35,392	$959	$(53,698)	$89,965	$37,226
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES	(As Restated)	(As Restated)
Net (loss) income	$(36,724)	$29,557
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	9,166	6,179
Straight-line rental income	(6,339)	(4,688)
Amortization of right-of-use asset	621	280
Amortization of deferred financing costs	—	1,499
Loss (gain) on investments in unconsolidated entities	2,745	(49,940)
Change in fair value of notes payable	(1,078)	(5,649)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	510	(1,357)
Accounts payable and accrued expenses	7,568	5,322
Lease liabilities	348	217
Due to related party	(11,280)	(1)
Prepaid rent and other liabilities	2,432	315
Accounts receivable	(2,557)	(1,633)
Net Cash Used In Operating Activities	(34,588)	(19,899)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	(10,082)	(157,698)
Additions to investments	(614,949)	(148,823)
Payment of property acquisition deposits	—	(37,983)
Net Cash Used In Investing Activities	(625,031)	(344,504)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	190,319	542,322
Distributions paid	(4,900)	(10,580)
Notes payable borrowing	40,365	10,163
Deferred financing costs paid	—	(1,245)
Net Cash Provided by Financing Activities	225,784	540,660
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(433,835)	176,257
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	685,265	753,804
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$251,430	$930,061
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$250,129	$930,053
Restricted cash	1,301	8
Total cash and cash equivalents and restricted cash	$251,430	$930,061
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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
Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Fund is restating the previously issued consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. The following tables present a reconciliation of the consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in partners’ capital, and consolidated statements of cash flows as previously reported for such prior periods to the restated amounts (in thousands).

	As of September 30, 2023						As of December 31, 2022
	As Previously Reported		Adjustment		As Restated		As Previously Reported		Adjustment		As Restated
Statement of Net Assets (as previously reported) / Consolidated Balance Sheets (as restated)
Investments - at fair value (cost of $1,684,284 and $1,350,892, respectively)	$1,783,284		$(1,783,284)		$—		$1,504,146		$(1,504,146)		$—
Investments in real estate, net	—		1,855,498		1,855,498		—		1,262,910		1,262,910
Investments in unconsolidated entities	—		148,321		148,321		—		151,066		151,066
Cash and cash equivalents	27,178		222,951		250,129		139,958		545,276		685,234
Restricted cash	—		1,301		1,301		—		31		31
Accounts receivable, net	—		19,129		19,129		—		10,233		10,233
Contributions receivable	152,756		81		152,837		—		59		59
Right of use asset	—		33,532		33,532		—		34,153		34,153
Property acquisition deposits	12,000		—		12,000		46,727		—		46,727
Prepaid expenses and other assets	99		6,175		6,274		32		51,521		51,553
Total Assets	$1,975,317		$503,704		$2,479,021		$1,690,863		$551,103		$2,241,966
Notes payable, at fair value	$—		$272,224		$272,224		$—		$232,937		$232,937
Accounts payable and accrued expenses	1,065		81,922		82,987		613		169,009		169,622
Interest Payable	1,202		(1,202)		—		—		—		—
Prepaid rent and other liabilities	—		2,656		2,656		—		224		224
Notes payable to Fund’s investments, at fair value	50,000		(50,000)		—		—		—		—
Lease liability	—		35,323		35,323		—		34,975		34,975
Intangible liabilities, net	—		35,000		35,000		—		35,000		35,000
Due to related party	11		668		679		295		20,234		20,529
Incentive fees payable to related party	—		—		—		5,516		(5,516)		—
Management fees payable to related party	46		(46)		—		263		(263)		—
Total Liabilities	$52,324		$376,545		$428,869		$6,687		$486,600		$493,287
Redeemable partners' capital	$—		$1,922,496		$1,922,496		$—		$1,683,657		$1,683,657
Net Assets (as previously reported) / Partners’ Capital (as restated)
Net Assets	$1,922,993		$(1,922,993)		$—		$1,684,176		$(1,684,176)		$—
General Partner	—		950		950		—		956		956
Retained earnings	—		4,197		4,197		—		(44,974)		(44,974)
Non-controlling interests	—		122,509		122,509		—		109,040		109,040
Total Partners’ Capital	$1,922,993	0	$(1,795,337)	0	$127,656	—	$1,684,176	—	$(1,619,154)	—	$65,022

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Operations / Consolidated Statements of Operations
Rental and other property income	$—	$6,142	$6,142	$—	$16,296	$16,296
Total Revenues	—	6,142	6,142	—	16,296	16,296
Management fees to related party	8,006	—	8,006	23,675	—	23,675
Expense reimbursement to related parties	—	605	605	—	1,513	1,513
Interest expense and other	577	2,674	3,251	1,202	7,683	8,885
General and administrative expense	—	1,452	1,452	—	3,361	3,361
Depreciation and amortization expense	—	3,171	3,171	—	9,166	9,166
Real estate tax	—	1,394	1,394	—	4,194	4,194
Property operating expense	—	2,523	2,523	—	6,180	6,180
Organization costs	46	(46)	—	127	(127)	—
Administrative expenses	1,028	(1,028)	—	3,015	(3,015)	—
Total Expenses	9,657	10,745	20,402	28,019	28,955	56,974
Other income (expense):
Interest and other income	10	2,158	2,168	254	5,367	5,621
Loss on investments in unconsolidated entities	—	(1,306)	(1,306)	—	(2,745)	(2,745)
Net change in unrealized (loss) gain on investments	(24,867)	24,867	—	(54,255)	54,255	—
Change in fair value of notes payable	—	777	777	—	1,078	1,078
Total other income (expense)	(24,857)	26,496	1,639	(54,001)	57,955	3,954
Net loss	(34,514)	21,893	(12,621)	(82,020)	45,296	(36,724)
Net loss attributable to non-controlling interests	—	(1,312)	(1,312)	—	(3,892)	(3,892)
Net loss attributable to CIM Opportunity Zone Fund, L.P.	$(34,514)	$23,205	$(11,309)	$(82,020)	$49,188	$(32,832)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Operations / Consolidated Statements of Operations
Rental and other property income	$—	$4,138	$4,138	$—	$7,025	$7,025
Total Revenues	—	4,138	4,138	—	7,025	7,025
Management fees to related party	6,556	—	6,556	17,046	—	17,046
Expense reimbursement to related parties	—	88	88	—	435	435
Interest expense and other	—	3,117	3,117	—	4,703	4,703
General and administrative expense	—	440	440	—	1,495	1,495
Depreciation and amortization expense	—	2,943	2,943	—	6,179	6,179
Real estate tax	—	895	895	—	1,112	1,112
Property operating expense	—	1,462	1,462	—	2,921	2,921
Organization costs	23	(23)	—	96	(96)	—
Administrative expenses	449	(449)	—	1,828	(1,828)	—
Total Expenses	7,028	8,473	15,501	18,970	14,921	33,891
Other income (expense):
Interest and other income	359	1	360	833	1	834
Gain on investments in unconsolidated entities	—	2,073	2,073	—	49,940	49,940
Net change in unrealized (loss) gain on investments	21,132	(21,132)	—	88,220	(88,220)	—
Change in fair value of notes payable	—	5,649	5,649	—	5,649	5,649
Total other income	21,491	(13,409)	8,082	89,053	(32,630)	56,423
Net income (loss)	14,463	(17,744)	(3,281)	70,083	(40,526)	29,557
Net income (loss) attributable to non-controlling interests	—	(586)	(586)	—	516	516
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$14,463	$(17,158)	$(2,695)	$70,083	$(41,042)	$29,041

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Net Assets - As Previously Reported	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2023 - as reported	$—	$—	$1,656,821	$26,836	$519	$—	$—	$1,684,176
Net investment loss before fixed return	—	—	(8,595)	(14)	—	—	—	(8,609)
Fixed return decrease	—	—	(338)	(5)	—	—	—	(343)
Fixed return increase	—	—	343	—	—	—	—	343
Net change in unrealized gain on investments	—	—	(15,105)	(244)	(6)	—	—	(15,355)
Capital contributions	—	—	63,785	—	—	—	—	63,785
Distributions	—	—	—	(4,900)	—	—	—	(4,900)
Balance as of March 31, 2023 - as reported	—	—	1,696,911	21,673	513	—	—	1,719,097
Net investment loss before fixed return	—	—	(9,488)	(20)	(1)	—	—	(9,509)
Fixed return decrease	—	—	(274)	(3)	—	—	—	(277)
Fixed return increase	—	—	277	—	—	—	—	277
Net change in unrealized gain on investments	—	—	(13,851)	(177)	(5)	—	—	(14,033)
Capital contributions	—	—	56,417	—	—	—	—	56,417
Balance as of June 30, 2023 - as reported	—	—	1,729,992	21,473	507	—	—	1,751,972
Net investment loss before fixed return	—	—	(9,626)	(20)	(1)	—	—	(9,647)
Fixed return decrease	—	—	(300)	(4)	—	—	—	(304)
Fixed return increase	—	—	304	—	—	—	—	304
Net change in unrealized gain on investments	—	—	(24,554)	(304)	(9)	—	—	(24,867)
Capital contributions	—	—	205,535	—	—	—	—	205,535
Balance as of September 30, 2023 - as reported	$—	$—	$1,901,351	$21,145	$497	$—	$—	$1,922,993

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- Adjustments	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2023	$1,656,821	$26,836	$(1,656,821)	$(26,836)	$437	$(44,974)	$109,040	$(1,619,154)
Net investment loss before fixed return	—	—	8,595	14	—	—	—	8,609
Fixed return decrease	(338)	(5)	338	5	—	—	—	343
Fixed return increase	343	—	(343)	—	—	—	—	(343)
Net change in unrealized gain on investments	—	—	15,105	244	6	—	—	15,355
Capital contributions	63,785	—	(63,785)	—	—	—	11,827	(51,958)
Distributions	—	(4,900)	—	4,900	—	—	—	4,900
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners' capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023	1,696,911	21,673	(1,696,911)	(21,673)	442	(30,046)	119,648	(1,628,540)
Net investment loss before fixed return	—	—	9,488	20	1	—	—	9,509
Fixed return decrease	(274)	(3)	274	3	—	—	—	277
Fixed return increase	277	—	(277)	—	—	—	—	(277)
Net change in unrealized gain on investments	—	—	13,851	177	5	—	—	14,033
Capital contributions	56,417	—	(56,417)	—	—	—	3,066	(53,351)
Net income	(12,434)	(55)	—	—	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners' capital	(10,905)	(142)	—	—	—	11,047	—	11,047
Balance as of June 30, 2023	1,729,992	21,473	(1,729,992)	(21,473)	445	(18,999)	121,353	(1,648,666)
Net investment loss before fixed return	—	—	9,626	20	1	—	—	9,647
Fixed return decrease	(300)	(4)	300	4	—	—	—	304
Fixed return increase	304	—	(304)	—	—	—	—	(304)
Net change in unrealized gain on investments	—	—	24,554	304	9	—	—	24,867
Capital contributions	205,535	—	(205,535)	—	—	—	2,468	(203,067)
Net income	(11,268)	(40)	—	—	(2)	—	(1,312)	(1,314)
Change in fair value of redeemable Limited Partners' capital	(22,912)	(284)	—	—	—	23,196	—	23,196
Balance as of September 30, 2023	$1,901,351	$21,145	$(1,901,351)	$(21,145)	$453	$4,197	$122,509	$(1,795,337)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- As Restated	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2023 - as restated	$1,656,821	$26,836	$—	$—	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—	—	—
Fixed return increase	343	—	—	—	—	—	—	—
Capital contributions	63,785	—	—	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—	—	—	—
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners' capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023 - as restated	1,696,911	21,673	—	—	955	(30,046)	119,648	90,557
Fixed return decrease	(274)	(3)	—	—	—	—	—	—
Fixed return increase	277	—	—	—	—	—	—	—
Capital contributions	56,417	—	—	—	—	—	3,066	3,066
Net income	(12,434)	(55)	—	—	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners' capital	(10,905)	(142)	—	—	—	11,047	—	11,047
Balance as of June 30, 2023 - as restated	1,729,992	21,473	—	—	952	(18,999)	121,353	103,306
Fixed return decrease	(300)	(4)	—	—	—	—	—	—
Fixed return increase	304	—	—	—	—	—	—	—
Capital contributions	205,535	—	—	—	—	—	2,468	2,468
Net income	(11,268)	(40)	—	—	(2)	—	(1,312)	(1,314)
Change in fair value of redeemable Limited Partners' capital	(22,912)	(284)	—	—	—	23,196	—	23,196
Balance as of September 30, 2023 - as restated	$1,901,351	$21,145	$—	$—	$950	$4,197	$122,509	$127,656

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Net Assets - As Previously Reported	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2022 - as reported	$—	$—	$1,013,589	$30,917	$480	$—	$—	$1,044,986
Net investment loss before fixed return	—	—	(5,246)	(12)	—	—	—	(5,258)
Fixed return decrease	—	—	(674)	(21)	—	—	—	(695)
Fixed return increase	—	—	695	—	—	—	—	695
Net change in unrealized gain on investments	—	—	19,198	584	11	—	—	19,793
Capital contributions	—	—	142,184	—	—	—	—	142,184
Distributions	—	—	—	(10,580)	—	—	—	(10,580)
Net change in unrealized incentive allocation	—	—	(2,648)	2,648	—	—	—	—
Balance as of March 31, 2022 - as reported	—	—	1,167,098	23,536	491	—	—	1,191,125
Net investment loss before fixed return	—	—	(6,200)	(10)	—	—	—	(6,210)
Fixed return decrease	—	—	(736)	(13)	(1)	—	—	(750)
Fixed return increase	—	—	750	—	—	—	—	750
Net change in unrealized gain on investments	—	—	46,443	828	24	—	—	47,295
Capital contributions	—	—	162,112	—	—	—	—	162,112
Net change in unrealized incentive allocation	—	—	(7,956)	7,956	—	—	—	—
Balance as of June 30, 2022 - as reported	—	—	1,361,511	32,297	514	—	—	1,394,322
Net investment loss before fixed return	—	—	(6,667)	(2)	—	—	—	(6,669)
Fixed return decrease	—	—	(767)	(12)	—	—	—	(779)
Fixed return increase	—	—	779	—	—	—	—	779
Net change in unrealized gain on investments	—	—	20,795	328	9	—	—	21,132
Capital contributions	—	—	155,715	—	—	—	—	155,715
Net change in unrealized incentive allocation	—	—	(2,781)	2,781	—	—	—	—
Balance as of September 30, 2022 - as reported	$—	$—	$1,528,585	$35,392	$523	$—	$—	$1,564,500

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- Adjustments	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2022	$1,012,589	$30,917	$(1,013,589)	$(30,917)	$443	$(11,662)	$5,827	$(1,049,898)
Net investment loss before fixed return	—	—	5,246	12	—	—	—	5,258
Fixed return decrease	(674)	(21)	674	21	—	—	—	695
Fixed return increase	695	—	(695)	—	—	—	—	(695)
Net change in unrealized gain on investments	—	—	(19,198)	(584)	(11)	—	—	(19,793)
Capital contributions	142,184	—	(142,184)	—	—	—	72	(142,112)
Distributions	—	(10,580)	—	10,580	—	—	—	10,580
Net change in unrealized incentive allocation	(2,648)	2,648	2,648	(2,648)	—	—	—	—
Net income	2,058	210	—	—	6	—	1,741	1,747
Change in fair value of redeemable Limited Partners' capital	12,894	362	—	—	—	(13,256)	—	(13,256)
Balance as of March 31, 2022	1,167,098	23,536	(1,167,098)	(23,536)	438	(24,918)	7,640	(1,207,474)
Net investment loss before fixed return	—	—	6,200	10	—	—	—	6,210
Fixed return decrease	(736)	(13)	736	13	—	—	—	749
Fixed return increase	750	—	(750)	—	—	—	—	(750)
Net change in unrealized gain on investments	—	—	(46,443)	(828)	(24)	—	—	(47,295)
Capital contributions	162,111	—	(162,112)	—	—	—	81,240	(80,872)
Net change in unrealized incentive allocation	(7,956)	7,956	7,956	(7,956)	—	—	—	—
Net income	28,754	680	—	—	28	—	(639)	(611)
Change in fair value of redeemable Limited Partners' capital	11,490	138	—	—	—	(11,628)	—	(11,628)
Balance as of June 30, 2022	1,361,511	32,297	(1,361,511)	(32,297)	442	(36,546)	88,241	(1,341,671)
Net investment loss before fixed return	—	—	6,667	2	—	—	—	6,669
Fixed return decrease	(767)	(12)	767	12	—	—	—	779
Fixed return increase	779	—	(779)	—	—	—	—	(779)
Net change in unrealized gain on investments	—	—	(20,795)	(328)	(9)	—	—	(21,132)
Capital contributions	155,715	—	(155,715)	—	—	—	2,310	(153,405)
Net change in unrealized incentive allocation	(2,781)	2,781	2,781	(2,781)	—	—	—	—
Net income	(2,787)	89	—	—	3	—	(586)	(583)
Change in fair value of redeemable Limited Partners' capital	16,915	237	—	—	—	(17,152)	—	(17,152)
Balance as of September 30, 2022	$1,528,585	$35,392	$(1,528,585)	$(35,392)	$436	$(53,698)	$89,965	$(1,527,274)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- As Restated	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2022 - as restated	$1,012,589	$30,917	$—	$—	$923	$(11,662)	$5,827	$(4,912)
Fixed return decrease	(674)	(21)	—	—	—	—	—	—
Fixed return increase	695	—	—	—	—	—	—	—
Capital contributions	142,184	—	—	—	—	—	72	72
Distributions	—	(10,580)	—	—	—	—	—	—
Net change in unrealized incentive allocation	(2,648)	2,648	—	—	—	—	—	—
Net income	2,058	210	—	—	6	—	1,741	1,747
Change in fair value of redeemable Limited Partners' capital	12,894	362	—	—	—	(13,256)	—	(13,256)
Balance as of March 31, 2022 - as restated	1,167,098	23,536	—	—	929	(24,918)	7,640	(16,349)
Fixed return decrease	(736)	(13)	—	—	(1)	—	—	(1)
Fixed return increase	750	—	—	—	—	—	—	—
Capital contributions	162,111	—	—	—	—	—	81,240	81,240
Net change in unrealized incentive allocation	(7,956)	7,956	—	—	—	—	—	—
Net income	28,754	680	—	—	28	—	(639)	(611)
Change in fair value of redeemable Limited Partners' capital	11,490	138	—	—	—	(11,628)	—	(11,628)
Balance as of June 30, 2022 - as restated	1,361,511	32,297	—	—	956	(36,546)	88,241	52,651
Fixed return decrease	(767)	(12)	—	—	—	—	—	—
Fixed return increase	779	—	—	—	—	—	—	—
Capital contributions	155,715	—	—	—	—	—	2,310	2,310
Net change in unrealized incentive allocation	(2,781)	2,781	—	—	—	—	—	—
Net income	(2,787)	89	—	—	3	—	(586)	(583)
Change in fair value of redeemable Limited Partners' capital	16,915	237	—	—	—	(17,152)	—	(17,152)
Balance as of September 30, 2022 - as restated	$1,528,585	$35,392	$—	$—	$959	$(53,698)	$89,965	$37,226

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(82,020)	$45,296	$(36,724)	$70,083	$(40,526)	$29,557
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Purchase of/additions to investments	(333,393)	333,393	—	(759,391)	759,391	—
Depreciation and amortization	—	9,166	9,166	—	6,179	6,179
Straight-line rental income	—	(6,339)	(6,339)	—	(4,688)	(4,688)
Amortization of right-of-use asset	—	621	621	—	280	280
Amortization of deferred financing costs	—	—	—	—	1,499	1,499
Loss (gain) on investments in unconsolidated entities	—	2,745	2,745	—	(49,940)	(49,940)
Net change in unrealized gain on investments	54,255	(54,255)	—	(88,220)	88,220	—
Change in fair value of notes payable	—	(1,078)	(1,078)	—	(5,649)	(5,649)
Changes in operating assets and liabilities:
Property acquisition deposits	34,727	(34,727)	—	(37,492)	37,492	—
Prepaid expenses and other assets	(67)	577	510	268	(1,625)	(1,357)
Accounts payable and accrued expenses	452	7,116	7,568	(1,883)	7,205	5,322
Lease liabilities	—	348	348	—	217	217
Due to related party	(284)	(10,996)	(11,280)	(737)	736	(1)
Prepaid rent and other liabilities	—	2,432	2,432	—	315	315
Accounts receivable	—	(2,557)	(2,557)	—	(1,633)	(1,633)
Management fees payable to related party	(217)	217	—	41	(41)	—
Interest payable	1,202	(1,202)	—	—	—	—
Net Cash Provided by (Used In) Operating Activities	(325,345)	290,757	(34,588)	(817,331)	797,432	(19,899)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	—	(10,082)	(10,082)	—	(157,698)	(157,698)
Additions to investments	—	(614,949)	(614,949)	—	(148,823)	(148,823)
Payment of property acquisition deposits	—	—	—	—	(37,983)	(37,983)
Net Cash (Used In) Provided by Investing Activities	—	(625,031)	(625,031)	—	(344,504)	(344,504)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	172,981	17,338	190,319	458,757	83,565	542,322
Distributions paid	(10,416)	5,516	(4,900)	(10,580)	—	(10,580)
Notes payable borrowing	—	40,365	40,365	—	10,163	10,163
Proceeds from notes payable to Fund’s investments	50,000	(50,000)	—	—	—	—
Deferred financing costs paid	—	—	—	—	(1,245)	(1,245)
Net Cash Provided by Financing Activities	212,565	13,219	225,784	448,177	92,483	540,660
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(112,780)	(321,055)	(433,835)	(369,154)	545,411	176,257
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	139,958	545,307	685,265	743,595	10,209	753,804
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$27,178	$224,252	$251,430	$374,441	$555,620	$930,061
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$27,178	$222,951	$250,129	$374,441	$555,612	$930,053
Restricted cash	—	1,301	1,301	—	8	8
Total cash and cash equivalents and restricted cash	$27,178	$224,252	$251,430	$374,441	$555,620	$930,061
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three and nine months ended September 30, 2023 and 2022. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 4 — Fair Value Measurements. See also Note 5 — Investments in Real Estate for further discussion regarding real estate investment activity.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $69.8 million and $164.0 million, respectively, as of September 30, 2023 and December 31, 2022.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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
September 30, 2023 (Unaudited)
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, are as follows (in thousands):

Description	Total Fair Value as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$148,321	$—	$—	$148,321
Notes payable	$272,224	$—	$—	$272,224

Description	Total Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$151,066	$—	$—	$151,066
Notes payable	$232,937	$—	$—	$232,937
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023:

Investment	Fair Value as of September 30, 2023 (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$148,321	Sales comparison		Value per acre	$35,001
		Blended approach		Discounted cash flow weighting	60.0%
				Cost approach weighting	40.0%
		Discounted cash flow		Discount rate	7.0% - 12.3%
					(7.6%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
Debt
Notes Payable	$272,224	Net present value		Market interest rate	6.6% - 8.9%
					(8.1%)
		Discounted cash flow	(1)	Discount rate	6.0%
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
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
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2023 and 2022 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2022	$208,329	$71,000
Consolidation of investment	(107,515)	91,435
Notes payable borrowing	—	10,163
Unrealized gain on investments in unconsolidated entities	49,940	—
Change in fair value of notes payable	—	(5,649)
Ending balance, September 30, 2022	$150,754	$166,949

Beginning balance, January 1, 2023	151,066	232,937
Notes payable borrowing	—	40,365
Unrealized loss on investments in unconsolidated entities	(2,745)	—
Change in fair value of notes payable	—	(1,078)
Ending balance, September 30, 2023	$148,321	$272,224

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
5. INVESTMENTS IN REAL ESTATE
2023 Transactions — During the nine months ended September 30, 2023, the Fund acquired an interest in four properties for an aggregate purchase price of $44.8 million (the “2023 Property Acquisitions”), which were accounted for as asset acquisitions and includes $109,000 of acquisition-related expenses that were capitalized.

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Office — Los Angeles, CA	99%	March 1, 2023	$7,022
Multifamily — Los Angeles, CA	99%	March 15, 2023	$13,542
Multifamily — Los Angeles, CA	99%	March 30, 2023	$19,903
Office — Los Angeles, CA	99%	April 20, 2023	$4,342
2022 Transactions — During the nine months ended September 30, 2022, the Fund acquired an interest in seven properties for an aggregate purchase price of $135.5 million (the “2022 Property Acquisitions”), which were accounted for as asset acquisitions and includes $306,000 of acquisition-related expenses that were capitalized.

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
Consolidated Joint Ventures — During the nine months ended September 30, 2022, the Fund determined there was a change in control with respect to its investment in the office property located in Dallas, Texas due to the completion of construction. The investment is a variable interest entity, and completion of construction was considered to be a reconsideration event, resulting in the Fund determined to be the primary beneficiary. Accordingly, the Fund determined it should consolidate the investment, which was previously reflected as an investment in unconsolidated entities, at fair value. The Fund accounted for the consolidation as an asset acquisition. The tangible and intangible assets acquired and liabilities assumed in this transaction were recorded in the Fund’s consolidated balance sheets at their estimated fair value as of the consolidation date (the “Dallas Consolidated Joint Venture”). The Fund also recorded $22.5 million of non-controlling interest related to the Dallas Consolidated Joint Venture on the consolidation date.
As of September 30, 2023, the Fund had a 62% interest in the Consolidated Joint Venture with total assets of $332.5 million, which included $280.6 million of real estate assets, net of accumulated depreciation and amortization of $11.6 million, and total liabilities of $175.4 million, including debt outstanding of $133.4 million. The Company has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of September 30, 2023, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with total assets of $124.4 million, which included $121.6 million of real estate assets, net of accumulated depreciation and amortization of $8.7 million, and total liabilities of $64.3 million, including debt outstanding of $63.6 million. The Company has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
6. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of September 30, 2023 and December 31, 2022 in thousands, except weighted average life remaining):

	As of September 30,	As of December 31,
	2023	2022
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $1,688 and $776, respectively (with a weighted average life remaining of 9.5 years and 10.3 years, respectively)	$11,676	$11,207
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, (with a weighted average life remaining of 10.3 years and 11.0 years as of September 30, 2023 and December 31, 2022, respectively)	$35,000	$35,000
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization in the accompanying consolidated statements of operations.
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
In-place lease and other intangible amortization	$307	$277	$912	$478
As of September 30, 2023, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Below-Market REC Agreement (1)
Remainder of 2023	$303	$432
2024	1,222	3,457
2025	1,222	3,457
2026	1,222	3,457
2027	1,222	3,457
Thereafter	6,485	20,740
Total	$11,676	$35,000
___________________
(1)As of September 30, 2023, the asset with the below-market REC agreement is not operational. The asset will commence operations during Q4 2023 and the below-market REC agreement will begin amortization.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
7. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollars in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	September 30, 2023	December 31, 2022
Solar — Lemoore, CA	27%	December 13, 2019	$135,405	$137,959
Solar — Lemoore, CA	15%	December 13, 2019	12,916	13,107
Total investments in unconsolidated entities			$148,321	$151,066
The Fund’s investments in unconsolidated entities includes debt of $11.9 million and $14.5 million, respectively, as of September 30, 2023 and December 31, 2022. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.
8. DEBT
The following table summarizes the debt balances as of September 30, 2023 and December 31, 2022, and the debt activity for the nine months ended September 30, 2023 (in thousands):

		During the Nine Months Ended September 30, 2023
	December 31, 2022	Debt Issuances & Assumptions	Repayments	Fair Value Adjustment	September 30, 2023
Notes Payable:
Fixed rate mortgages payable	$126,488	$19,512	$—	$—	$146,000
Variable rate mortgage payable	112,546	20,853	—	—	133,399
Total notes payable	239,034	40,365	—	—	279,399
Fair value adjustment	(6,097)	—	—	(1,078)	(7,175)
Total notes payable, at fair value	$232,937	$40,365	$—	$(1,078)	$272,224
Fixed Rate Notes Payable
As of September 30, 2023, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. As of September 30, 2023, the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”). Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment. The Convertible Note may be increased to $100 million upon securing a third-party senior construction loan. Payments under the Convertible Note will be made on each date that the Fund makes a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
Variable Rate Notes Payable
The Fund also had a $133.4 million variable rate note payable with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85%, with monthly payments of interest only, maturing on April 24, 2025.
As of September 30, 2023, the aggregate outstanding principal balance of the Fund’s notes payable was $279.4 million and the fair value was $272.2 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of September 30, 2023. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 4 — Fair Value Measurements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to September 30, 2023 (in thousands):

Principal Repayments
Remainder of 2023	$—
2024	—
2025	133,399
2026	—
2027	—
Thereafter	146,000
Total	$279,399
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $304,000 and $924,000, respectively, for the three and nine months ended September 30, 2023, and $779,000 and $2.2 million, respectively for the three and nine months ended September 30, 2022, which are included in the statement of changes in net assets as fixed return increase and fixed return decrease. As of September 30, 2023, the Fund had $152.8 million of contributions receivable in the consolidated balance sheet.
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
September 30, 2023 (Unaudited)
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through September 30, 2023, the Fund has realized an incentive allocation of $47.7 million.
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
September 30, 2023 (Unaudited)
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$8,006	$6,556	$23,675	$17,046
Expense reimbursement to related parties	$605	$88	$1,513	$435
Incentive allocation (1)	$—	$2,781	$—	$13,385
Organizational costs (2)	$46	$23	$109	$96
Development fees and allocable costs and expenses (3)	$9,429	$2,837	$26,526	$6,614
______________________
(1)Represents the change in unrealized Incentive Allocation to SLP within the Statements of Changes in Partners’ Capital during the three and nine months ended September 30, 2022.
(2)Organizational costs are capitalized to prepaid expenses and other in the condensed consolidated balance sheets, and subsequently amortized over five years to general and administrative expenses in the consolidated statements of operations.
(3)Represents development fees and development-related Allocable Costs and Expenses incurred by the Fund’s consolidated investments. These amounts have been capitalized to real estate under development in the condensed consolidated balance sheets. Does not include $16,000 and $101,000, respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the three and nine months ended September 30, 2023, and $16,000 and $208,000, respectively, that were incurred and allocated to the Fund based on its respective ownership percentage of the investment for the three and nine months ended September 30, 2022.
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Management fees	$46	$263
Incentive allocation	$—	$5,516
Administration and other reimbursable expenses	$11	$295
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
The Fund may coinvest with other entities under common control of the same General Partner or its affiliates. As of September 30, 2023, the Fund held investments with a total fair value of $663.2 million that was coinvested with affiliated funds. In addition, the General Partner owns a nominal interest in the Fund’s investments.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
12. LEASES
Future minimum rental revenue under long-term operating leases as of September 30, 2023, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2023	$4,158
2024	19,227
2025	19,700
2026	20,105
2027	20,518
Thereafter	111,552
Total	$195,260
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 95.3 years, for which a lease liability and right of use (“ROU”) asset of $33.5 million and $34.2 million was recorded as of September 30, 2023 and December 31, 2022, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 and $1.5 million of ground lease expense during the three and nine months ended September 30, 2023, respectively, of which $200,000 and $600,000, respectively, was paid in cash during the period it was recognized. As of September 30, 2023, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $200,000 for the remainder of 2023, $800,000 annually for 2024 through 2028, and $197.0 million thereafter through the maturity date of the lease in December 2118.
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(As Restated)	(As Restated)
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Contributions receivable	$152,837	$61
Accrued capital expenditures	$70,028	$24,562
Reclassification of property acquisition deposits to investments	$34,727	$842
Recognition of right-of-use asset and lease liability	$—	$34,643
Consolidation of real estate joint venture	$—	$198,950
Notes payable assumed recorded upon consolidation of joint venture	$—	$91,435
Supplemental Cash Flow Disclosures:
Interest Paid	$8,520	$2,190
14. SUBSEQUENT EVENTS
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
Portfolio Information
As of September 30, 2023, we had investments in 19 assets, including investments in unconsolidated entities, with an aggregate net book value of $2.0 billion. During the nine months ended September 30, 2023, we acquired 99% ownership interests in two office properties and two multifamily property located in Los Angeles, California.
Results of Operations
The impact of the restatement on the Company’s consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 is detailed in Note 2 — Change in Basis of Accounting (Restatement) to our consolidated financial statements. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Rental and other property income	$6,142	$4,138	$2,004	$16,296	$7,025	$9,271
Total Revenues	6,142	4,138	2,004	16,296	7,025	9,271
Management fees to related party	8,006	6,556	1,450	23,675	17,046	6,629
Expense reimbursement to related parties	605	88	517	1,513	435	1,078
Interest expense and other	3,251	3,117	134	8,885	4,703	4,182
General and administrative expense	1,452	440	1,012	3,361	1,495	1,866
Depreciation and amortization expense	3,171	2,943	228	9,166	6,179	2,987
Real estate tax	1,394	895	499	4,194	1,112	3,082
Property operating expense	2,523	1,462	1,061	6,180	2,921	3,259
Total Expenses	20,402	15,501	4,901	56,974	33,891	23,083
Interest and other income	2,168	360	1,808	5,621	834	4,787
(Loss) gain on investments in unconsolidated entities	(1,306)	2,073	(3,379)	(2,745)	49,940	(52,685)
Change in fair value of notes payable	777	5,649	(4,872)	1,078	5,649	(4,571)
Total other income	1,639	8,082	(6,443)	3,954	56,423	(52,469)
Net Income	(12,621)	(3,281)	(9,340)	(36,724)	29,557	(66,281)
Net (loss) income attributable to non-controlling interests	(1,312)	(586)	(726)	(3,892)	516	(4,408)
Net income attributable to CIM Opportunity Zone Fund, L.P.	$(11,309)	$(2,695)	$(8,614)	$(32,832)	$29,041	$(61,873)
Rental and other property income
The increase in rental and other property income of $2.0 million and $9.3 million, respectively, during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily due to recognizing a full period of rental income at our office property located in Dallas, Texas. Additionally, rental income increased at our multifamily property located in Washington D.C. as a result of increased occupancy during the three and nine months ended September 30, 2023.
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
The increase in expense reimbursement to related parties of $517,000 and $1.1 million, respectively, during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily due to the increased assets at September 30, 2023 compared to at September 30, 2022. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases.
Interest expense and other
Interest expense also includes amortization of deferred financing costs.

The increase in interest expense of $134,000 and $4.2 million, respectively, during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily due to increased borrowings on our notes payable during the period.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $1.0 million and $1.9 million during the three and nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to the increase in total assets at September 30, 2023 compared to at September 30, 2022, as further described above. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases. This generally leads to higher administrative expenses, as more resources and personnel are required. Additionally, the Fund’s third party administrator is compensated based on a fee structure that is tied to the asset value of the Fund. As the total asset value increases, the fee amount also increases proportionately.
Depreciation and amortization
The increase in depreciation and amortization expense of $228,000 and $3.0 million respectively, during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily due to recognizing a full period of depreciation and amortization at our office property located in Dallas, Texas after being placed into service.
Real estate tax
The increase in real estate tax of $499,000 and $3.1 million, respectively, during the three and nine months ended September 30, 2023, compared to the same period in 2022 was primarily due to the acquisition of four properties subsequent to September 30, 2022.
Property operating expense
The increase in property operating expense of $1.1 million and $3.3 million during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily due to the recognition of a full period of property operating expense at our office property located in Dallas, Texas after being placed into service, in addition to the acquisition of four properties subsequent to September 30, 2022.
Interest and other income
Interest and other income consists of amounts received on interest-bearing accounts.
The increase in interest and other income of $1.8 million and $4.8 million, respectively, during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily due to higher balances in our interest-bearing accounts during the three and nine months ended September 30, 2023.
(Loss) gain on investments in unconsolidated entities
(Loss) gain on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
Loss on investments in unconsolidated entities was $1.3 million and $2.7 million during the three and nine months ended due to the devaluation of the portfolio assets held by the unconsolidated entities.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The decrease in the change in fair value of notes payable of $4.9 million and $4.6 million during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was due to the impact of sharply increasing interest rates throughout the three and nine months ended September 30, 2022, impacting the value of our notes payable.
Net loss attributable to non-controlling interests

The decrease in net loss attributable to non-controlling interests was $1.3 million and $3.9 million during the three and nine months ended September 30, 2023 was primarily due to the proportional allocation of net income to non-controlling interest holder during the three and nine months ended September 30, 2023.
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
We expect to obtain the liquidity and capital resources that we need over the short and long-term from cash on hand, the proceeds of our private offerings and from any undistributed funds from operations. For additional detail regarding our private offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Use of Proceeds from Registered Sales of Securities” in the Fund’s Annual Report 10-K for the year ended December 31, 2023.
We currently anticipate that our available capital resources, including the proceeds from our private offering and the proceeds from any financing arrangements we may enter into, when combined with cash flow generated from our operating assets, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.
Contractual Obligations
As of September 30, 2023, we had fixed and variable rate mortgage loans payable with a carrying value of $279.4 million and fair value of $272.2 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of September 30, 2023.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022
Net Cash Used In Operating Activities	$(34,588)	$(19,899)
Net Cash Used In Investing Activities	(625,031)	(344,504)
Net Cash Provided by Financing Activities	225,784	540,660
Net Change In Cash And Cash Equivalents And Restricted Cash	$(433,835)	$176,257
As of September 30, 2023 and 2022, cash and cash equivalents and restricted cash totaled $251.4 million and $930.1 million, respectively.
Cash flows used in operating activities for both the nine months ended September 30, 2023 and 2022 primarily relates to the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. These outflows were partially offset by rental income received and interest income received on our cash-bearing accounts during the period.
Cash flows used in investing activities for both the nine months ended September 30, 2023 and 2022 primarily relates to acquisitions and additions to our investments.
Cash flows provided by financing activities for the nine months ended September 30, 2023 and 2022 primarily relates to proceeds from capital contributions and proceeds from notes payable borrowings, offset by distributions paid.
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
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2023, were not effective due to the material weakness in our internal control over financial reporting described below. Consistent with the Internal Control Over Financial Reporting remediation plan outlined below, management will monitor and test its Disclosure Controls and Procedures for a sufficient period of time to enable management to conclude on the effectiveness of the controls and procedures.
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
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of September 30, 2023, we have sold 1,736,147 units resulting in gross offering proceeds of approximately $1.92 billion. The following table represents units sold during the three and nine months ended September 30, 2023 and 2022:

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