Form 10-K
period 2023-12-31
CIM Opportunity Zone Fund, L.P.
filed 2024-04-22
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56544
CIM OPPORTUNITY ZONE FUND, L.P.
(Exact name of registrant as specified in its charter)

Delaware		83-2441037
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4700 Wilshire Boulevard
Los Angeles,	California	90010
(Address of Principal Executive Offices)		(Zip Code)
(323) 860-4900
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
Securities registered pursuant to section 12(g) of the Act: Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 8, 2024, there were 1,760,355 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding. The aggregate market value of our Limited Partnership Units held by non-affiliates is not determinable since there is no public trading market for our Limited Partnership Units.
DOCUMENTS INCORPORATED BY REFERENCE
None

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Annual Report on Form 10-K.
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

PART I
ITEM 1.    BUSINESS
Overview
CIM Opportunity Zone Fund, L.P. (the “Fund”) was established in 2019 and is organized as a perpetual life, open-ended vehicle formed for the purpose of investing in infrastructure and real estate, through entities that acquire, own, develop or re-develop and operate infrastructure and real estate assets, including assets in low-income communities, in the United States and its possessions that have been designated as “Opportunity Zones” pursuant to Section 1400Z-1 of the Internal Revenue Code of 1986 (the “Code”), with the objective of generating returns from the capital appreciation and operating income once development of these assets is complete. The Fund intends to qualify as a “qualified opportunity fund” within the meaning of Section 1400Z-2 of the Code. The general partner of the Fund is CIM Opportunity Zone Fund GP, LLC, a Delaware limited liability company (“the General Partner”) and an affiliate of CIM Group, LLC (together with its controlled affiliates, “CIM”). One or more affiliates of CIM acts as the manager of the Fund (the “Manager”). The Fund also has limited partners (the “Limited Partners,” affiliated limited partners (the “Affiliated Limited Partners”) and, together with the General Partner, the “Partners”)).
CIM Overview
The Fund expects to benefit from CIM’s competitive advantages, including its vertically integrated team, community-based approach, disciplined underwriting and risk management. CIM’s vertically integrated real assets platform is supported by over 1,000 employees with multidisciplinary expertise, including research, acquisitions, credit analysis, development, finance, leasing and on-site property management capabilities. As of December 31, 2023, CIM’s senior management team comprised of 17 principals (the “Principals”) possesses an average of 25 years of real asset experience.
CIM’s disciplined strategy relies on its sound business plans and value creation execution rather than financial engineering to produce returns. CIM believes that its judicious use of leverage, multiple underwriting scenarios and disciplined capital deployment has allowed it to build a well-performing portfolio of assets and avoid significant legacy issues related to impaired assets. CIM believes that utilizing multiple underwriting scenarios, on both a leveraged and unleveraged basis (gauging potential returns based on average conditions across multiple market cycles, including long-term average and current market case scenarios), enables CIM to assess potential returns relative to risk within a range of potential outcomes.
Since 1994, CIM has operated 13 additional commingled funds on behalf of itself and over 200 institutional partners and co-investors. CIM’s objective is to deliver risk- adjusted returns for its partners and co-investors across all economic cycles. Since 2000, CIM’s commingled funds and multi-asset separate accounts have owned and operated more than 300 real estate and real estate-related equity, debt, mezzanine and infrastructure holdings, excluding net-lease assets.
Investment Strategies
The Fund seeks to source opportunities and focus its strategy in Opportunity Zones. CIM has cultivated deep relationships with consultants, prospective partners, brokers and other members of the real estate community in metropolitan markets primarily located throughout the United States in traditional downtowns of cities and main streets of densely populated communities in which CIM has qualified for real asset acquisitions (“Qualified Communities”). Certain of these Qualified Communities are located in Opportunity Zones and CIM believes its Qualified Communities provide it with a deep proprietary pipeline of development opportunities in Opportunity Zones.
Opportunity Zone Tax Benefits
As part of the Tax Cuts and Jobs Act, a U.S. federal tax legislation enacted into law on December 22, 2017 (the “TCJA”), Congress enacted Section 1400Z-2 of the Code, which provides tax benefits to encourage investments in designated low-income communities known as qualified Opportunity Zones. This is a brief summary of the benefits available to a prospective investor that invests in a “qualified opportunity fund” within the meaning of Section 1400Z-2 of the Code (a “QOF”). For more information, see “Risk Factors—Certain Regulatory, Tax and Legal Risks.”
•Deferral: Prospective investors can elect to invest gain from the sale or exchange of property within six months into a QOF. Investors are only required to invest an amount up to the amount of the gain, not the entire original investment, in the QOF to obtain the benefits of the QOF. In general, the gain from such sale or exchange of property is deferred until the earlier of when the investor sells or exchanges its interest in the QOF (or certain other events occur) or December 31, 2026.

•5-Year and 7-Year Basis Increases: If the investor holds an interest in a QOF for at least five years, tax on 10% of the originally invested gain is eliminated, and if the investor holds the interest for a total of seven years, tax on 15% of the originally invested gain is eliminated (if such holding period requirements are met before December 31, 2026).
•Deferral Ends on December 31, 2026: Any deferred gain must be recognized no later than December 31, 2026 (or earlier if the investor sells its interests or certain other events occur). The amount of gain recognized is the difference between the amount of the gain originally deferred (or the fair market value of the QOF if less) and the investor’s tax basis in its interest. If the investor had held its interest for at least seven years by the time of recognition, the investor will only recognize 85% of the amount of gain originally deferred. If the investor had held its interest for at least five years by the time of recognition, the investor will only recognize 90% of the amount of gain originally deferred. In order to have a 5-year or 7-year holding period required for the 10% or 15% reduction, respectively, an investment in a QOF must have been made by December 31, 2021 or December 31, 2019, respectively. For example, if an individual investor sells property generating a $100 capital gain and elects to defer such gain by investing $100 in the Fund within 180 days of when the gain would otherwise be recognized for income tax purposes, then the investor would recognize the deferred gain on December 31, 2026, and, assuming the fair market value of the investor’s Fund interest is greater than $100 at that time, the investor will owe federal income tax of approximately $23.80 (assuming a 20% capital gains tax rate and a 3.8% “net investment income” tax). State income tax consequences vary by state. If the investor had made their investment on or before December 31, 2019 then they would only be required to recognize $85 of gain and owe federal income tax of approximately $20.23. If the investor had made their investment on or before December 31, 2021 then they would only be required to recognize $90 of gain and owe federal income tax of approximately $21.42.
•10-Year Permanent Exclusion Benefit: If the investor holds its interest in a QOF for at least 10 years, the investor can (i) elect to increase its tax basis in the QOF to fair market value on the date of a sale or exchange of the interest or (ii) under Treasury Regulations, elect to exclude from gross income some or all of the gains arising from the sale of some or all of the Opportunity Zone property by the QOF. This allows the investor to exclude the appreciation on the originally invested gain from federal income tax.
Competitive Advantages
The Fund benefits from three principal competitive advantages that CIM has developed for over 30 years. CIM believes the combination of these attributes positions the Fund to deliver attractive risk-adjusted returns for the Limited Partners.
Vertically Integrated Team
Established in 1994, CIM is a vertically integrated owner and operator of real assets for its own account, and on behalf of our partners and co-investors seeking to participate in real assets and associated credit strategies with a principal focus on metropolitan areas across the Americas and Europe. CIM’s real asset holdings include residential, commercial, retail, hospitality, debt and infrastructure assets as well as U.S.-based net lease and other credit strategies. CIM’s broad expertise includes in- house research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities. CIM is led by its three original founders, Richard Ressler, Avi Shemesh and Shaul Kuba (together, the “Founding Principals”), who have worked together to own and operate real assets for over 30 years. CIM’s corporate offices are headquartered in Los Angeles, California, with additional offices in major cities around the U.S. and the world, including, Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, London, United Kingdom, New York, New York, Orlando, Florida, Phoenix, Arizona and Tokyo, Japan. CIM also maintains additional offices across the United States, as well as in South Korea, to support its platform. As of September 30, 2023, CIM’s Assets Owned and Operated (“AOO”) was approximately $30.7 billion of assets across its vehicles. AOO represents the aggregate assets owned and operated by CIM on behalf of partners (including where CIM contributes alongside for its own account) and co-investors, whether or not CIM has discretion, in each case without duplication.
CIM’s results are driven by its people. CIM’s team has grown organically from its Founding Principals into an organization with over 1,000 employees, including more than 600 professionals and 17 Principals as of December 31, 2023. Each opportunity for the Fund will be overseen by a dedicated team that is responsible for taking assets from sourcing through underwriting, due diligence and Investment Committee (as defined below) approval, acquisition, management, development and disposition. As part of the process, the team will draw on CIM’s in-house real estate expertise in research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities. CIM’s deal teams are staffed with team members across departments and locations and deal teams work across CIM’s various strategies and asset types. As a result, the entire organization is focused on CIM’s strategies across all asset classes, including the Fund’s build-to-core program within CIM’s value-add strategy. An investment committee (the “Investment Committee”) comprised of a majority of CIM’s Principals and a secondee with one legal observer and one compliance observer will be responsible for reviewing and approving proposals for the Fund’s acquisitions, development, re-development and dispositions. The Investment Committee has delegated its preliminary investment authority with respect to real estate equity investments to the Investment Committee – Preliminary Subcommittee. The full Investment Committee comprised of a majority of CIM Principals will grant final approval to move forward with an acquisition, including allowing a deposit to go non-refundable on a transaction. At any meeting of the Investment Committee, a majority of committee members, which must include all three Founding Principals, constitutes a quorum. Unanimous approval of the Founding Principals and the majority vote of all members present at an Investment Committee meeting at which a quorum is present is required for the acquisition or disposition of an investment. The size, composition and/or policies regarding quorum and/or voting privileges and the requirements of the Investment Committee may be changed from time to time.
Community-Based Strategy
CIM believes that successful development, re-development, ownership and operation of real estate and infrastructure assets benefits from strong community engagement and support. CIM is currently involved in over 135 densely populated communities across North America, which has provided, and is expected to continue to provide, CIM with a diverse, proprietary source of deal flow.
For over 30 years, CIM has principally deployed capital in its Qualified Communities, many of which encompass Opportunity Zones. Qualified Communities are distinct districts that have dedicated resources to become or are currently vibrant communities where people can live, work, shop and be entertained – all within walking distance of, or close proximity to, public transportation. These areas also generally have high barriers-to-entry, high population density, improving demographic trends and a propensity for growth. Today’s economic environment continues the trend of urbanization that the U.S. has been experiencing over the last two decades fueled by the need for efficient solutions to meet continued population growth and limited natural resources. CIM believes that many of the risks associated with acquiring, owning and operating a real asset are mitigated by accumulating local market knowledge of the community where the asset lies. CIM typically spends significant time and resources qualifying targeted communities prior to making any acquisitions. The time that CIM has spent in its Qualified Communities has historically resulted in a significant number of opportunities sourced on an “off-market” basis outside of formal or public auction processes.
Disciplined Underwriting
CIM’s disciplined underwriting approach is based on CIM’s adherence to stringent guidelines regardless of market conditions. CIM generally employs multiple underwriting scenarios, including a “long-term average” underwriting scenario and a “current market case” underwriting scenario, and underwrites all of its opportunities on both a leveraged and unleveraged basis. CIM’s experience across multiple market cycles has underscored its long-term average underwriting, which is an evaluation of each asset’s performance assuming financing, managing and selling the asset based on long-term historical averages. CIM believes that utilizing its multiple underwriting scenarios will assist the Fund with accurately assessing potential returns relative to the risk within a range of potential outcomes. CIM believes this underwriting discipline provides an advantage that will help the Fund to better identify and price attractive opportunities and to assess the anticipated performance and levels of risk and return that the Fund should expect from its assets.
Fund Strategy
Overview
As of December 31, 2023, the Fund has investments in 19 assets, including its investments in unconsolidated entities, with a net book value of $1.8 billion. The Fund’s strategy is to invest in entities that develop, re-develop, own and operate substantially diversified real estate and real estate-related assets in metropolitan markets primarily located throughout the United States and its possessions solely in Opportunity Zones. CIM believes that the critical mass of development and re-development in Opportunity Zones creates positive externalities, which enhance the value of Opportunity Zone real estate assets. CIM will target development and redevelopment of infrastructure and real estate assets in Opportunity Zones through CIM’s extensive network and its current opportunistic activities. The Fund’s portfolio investments relating to a particular project are typically held through a subsidiary of the Fund that holds a majority interest and is the sole manager or co-manager of the project. In cases where the Fund is a co-managing member, all major decisions made with respect to that portfolio asset require the consent of the Fund or its General Partner. For a list of portfolio assets, see “Item 2. Properties.”

CIM believes that these assets will provide greater returns than similar assets as a result of the improving demographics, public commitment, and significant private investment that characterize these areas, including opportunistic capital deployment made or intended to be made by CIM therein. CIM believes that further incremental value creation will result from the enhancement of the portfolio of underlying assets as a result of CIM’s active management.
CIM believes the Fund’s build-to-core program within its value-add strategy in improving markets facilitates investments in development and repositioning transactions that, while potentially resulting in a lower short-term return than what is required by a typical opportunistic vehicle, maximizes long-term returns as substantial asset value has historically been created through the rent growth and improved investment liquidity that develops over time in maturing submarkets.
Qualified Communities Selection Process
CIM’s community qualification is a key consideration when making an acquisition decision. Since 1994, CIM has qualified 135 communities in high barrier-to-entry markets and has owned and operated assets in 75 of these Qualified Communities many of which encompass Opportunity Zones. When identifying potential acquisitions, the Fund generally will source opportunities within the Opportunity Zones in Qualified Communities identified by CIM. The communities are located in both primary and secondary metropolitan centers, which can encompass transitional metropolitan districts and growth markets adjacent to Central Business Districts (“CBDs”) and/or well-established, thriving metropolitan areas including major CBDs. By focusing its capital deployment in Opportunity Zone assets in the Qualified Communities identified by CIM, the Fund expects to benefit from CIM’s experience in building and monitoring its existing portfolio of commercial real estate assets as well as leveraging its established network of relationships.
We intend to focus on transitional metropolitan districts and adjacent growth markets and thriving metropolitan areas. When considering investments in these areas, the qualification criteria employed by CIM includes analyzing for positive population growth and trends, broad public support for CIM’s business plans in the community and the potential to deploy a minimum of $100 million of opportunistic equity into the Qualified Community within five years. Additionally, for transitional metropolitan districts and adjacent growth markets, CIM looks to fill underserved niches in the community’s real estate infrastructure. For thriving metropolitan areas, CIM looks for opportunities to capitalize on pricing that has fallen below intrinsic value.
Acquisition Process
CIM intends to employ an acquisition process on behalf of the Fund that is similar to that of its previous real estate and infrastructure funds. CIM intends to follow a clearly defined and disciplined acquisition process that it believes enables it to identify and select attractive assets and to quantify and mitigate relative risk factors. This process carries an asset through its entire lifecycle, spanning all stages including sourcing, research, underwriting, financing, acquisition, development, management and disposition.
Sourcing of Opportunities
The Fund expects to utilize CIM’s in-depth knowledge of its Qualified Communities and its broad network of relationships to identify and acquire properties at what CIM believes to be a discount to their intrinsic (i.e., expected long-term) values in Opportunity Zones. CIM has developed an extensive network of relationships, including owners, lenders, special servicers, financial intermediaries and other industry participants, from which it cultivates these off-market or limited auction opportunities. CIM believes that it has, over many years, earned a reputation as both a fair transaction partner and a reliable closer, and believes that it has become a preferred buyer within many of its Qualified Communities.
Underwriting
CIM’s investments team is responsible for the underwriting and due diligence of an asset and underwriting scenarios when evaluating potential acquisition opportunities.
After a potential acquisition is identified, CIM conducts a thorough property-level review with a multi-disciplinary team led by one of its Principals. In preparing financial projections, CIM first reviews historical property performance and then makes adjustments to reflect changes deemed appropriate or necessary based on CIM’s review. CIM also prepares a capital budget based on its analysis of the property’s physical condition in consideration of current and anticipated uses. Acquisition recommendations are presented to the Investment Committee for both preliminary and final approval. Preliminary approvals occur early in the due diligence process and include a well-conceived draft of the business plan for the proposed acquisition. Preliminary approvals occur early in the due diligence process and include a well-conceived draft of the business plan for the proposed acquisition. Final approval includes a review of additional due diligence findings and the final business plan, schedule and budget for the proposed acquisition and a grant of authority to execute the proposed transaction.
Real Assets Management
In order to maximize the value of acquisitions once they are owned by its vehicles, CIM enhances the value of its assets through active management, which leverage its deep understanding of metropolitan communities to position properties for multiple uses and to maximize operating income. Additionally, the investment team that sourced and underwrote the acquisition remains heavily involved with the Portfolio Oversight group to oversee each asset’s business plan execution, working closely with CIM’s team of onsite property managers to help ensure original underwriting expectations are met or any subsequent deviation with respect to the property is properly addressed.
Disposition
CIM actively monitors all assets by performing a periodic hold/sell analysis that evaluates the potential risks associated with continuing to hold the property as compared to selling the property in the current market, based on CIM’s estimate of its current market price, and potentially redeploying the capital received therefrom in new real asset opportunities. Among other factors, CIM evaluates market cycles, capital markets, projected cash yields and local real estate market conditions when performing a hold/sell analysis. CIM currently contemplates that Portfolio Assets will not be sold before investors have had the opportunity to avail themselves of the Ten-Year Benefit (as defined in “Risk Factors—Investors must make appropriate timely investments and elections in order to take advantage of the tax benefits of a QOF”). “Portfolio Assets” are assets that are held indirectly by the Fund through investments in limited liability companies, from time to time, including interests in individual real estate assets and/or real estate portfolios and infrastructure assets and businesses or similar assets or interests. Alternatively, the Fund may realize liquidity by means of the completion of one or more public offerings or other listings, whereby all or a portion of the interests in the Fund (or a successor vehicle or additional entity or entities utilized to implement such an offering) are sold. See “Item 1A. Risk Factors – Capital Contributions made to the Fund by a Limited Partner in respect of each Capital Commitment will be subject to the Lock-Up Period.”
Portfolio Information
As of December 31, 2023, we had investments in 19 assets with a carrying value of $1.8 billion. For additional information on the Fund’s portfolio investments, see “Item 2. — Properties” for a detailed listing of such properties.
Senior Management Team
The Fund will leverage the operating and industry experience of CIM’s senior management team, Portfolio Oversight and Investment professionals, as well as their relationships, to source acquisitions and execute business plans. Each opportunity for the Fund will be assigned to a focused team responsible for managing the asset from sourcing through underwriting, due diligence, acquisition, development, management and disposition. As part of this process, the team will draw upon CIM’s deep network of relationships throughout Opportunity Zones in CIM’s Qualified Communities and utilize its in-house, vertically integrated expertise in market research, urban planning, community relations, asset acquisition, engineering, legal, finance, development, re-development, construction, leasing and management.
Term
The Fund will continue in existence indefinitely, but may be dissolved and wound up (i) at any time by the General Partner in its sole discretion, (ii) upon the bankruptcy, termination, dissolution or redemption of the General Partner, (iii) with the consent of Limited Partners representing both (x) 75% in interest of the Limited Partners and (y) a majority of the Limited Partners by number or (iv) the entry of a decree of dissolution with respect to the Fund. Upon a dissolution of the Fund, redemptions will be suspended and no distributions will be made until the final distribution.
Investment Company Act of 1940
Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended (the “1940 Act”), a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act. If, in the future, the Fund could potentially be deemed an “investment company” under Section 3(a)(1)(A) or 3(a)(1)(C) of the 1940 Act, the Fund intends to rely on the Section 3(c)(5)(C) exemption from the registration requirements of the 1940 Act. To qualify for the exemption pursuant to Section 3(c)(5)(C), the Fund or one or more feeder funds or other intermediate entities affiliated with the General Partner that are established for the purpose of participating in the Fund (each a “Feeder Fund”), as applicable, generally will be required to hold at least (i) fifty-five percent (55%) of its assets in “qualifying” real estate assets and (ii) eighty percent (80%) of its assets in “qualifying” real estate assets and real estate-related assets.
The Fund intends to manage the portfolio in a manner to ensure it either does not meet the definition of an “investment company” under Sections 3(a)(1)(A) and (C) of the 1940 Act or that the exemption pursuant to Section 3(c)(5)(C) remains available. The Partnership Agreement, the subscription agreement and the related documentation with respect thereto (together, the “Agreements”) contain representations and restrictions on transfer designed to ensure that conditions pursuant to the Section 3(c)(5)(C) exemption will be met.
Emerging Growth Company and Smaller Reporting Company
We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1,235,000,000, (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed a “large accelerated filer” with at least $700 million in public float) under the Exchange Act.
As an “emerging growth company,” we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:
•only two years of audited consolidated financial statements in addition to any required unaudited interim consolidated financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;
•reduced disclosure about our executive compensation arrangements;
•no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and
•exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.
We have taken advantage of some of these reduced burdens, and thus the information we provide may be different from what is provided from other public companies.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period.
Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company (as discussed above), an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company and that had a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a smaller reporting company, at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but it will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports.

Available Information
The Fund is required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any related amendments and supplements to these periodic and current reports. The SEC maintains a website containing these reports and other information regarding our electronic filings at www.sec.gov.
We also make these reports and other information available on request, free of charge by writing CIM at opportunityzone@cimgroup.com, after such reports have been filed with the SEC. Additionally, the Code of Ethics of the Fund is available on request, free of charge, by writing CIM at DL_Compliance@cimgroup.com or by calling (323) 860-4900. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet address is intended or deemed to be incorporated by reference herein.

RISK FACTOR SUMMARY
The following is only a summary of the principal risks that make an investment in the Fund speculative or risky. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Risk Factors.” Some of the principal risks related to our business include the following:
•Our ability to choose, make and realize assets, or that we will be able to implement our strategy or achieve our objective;
•We may participate in a limited number of assets, and, as a consequence, our aggregate return may be substantially and adversely affected by the unfavorable performance of even a single asset;
•Our business and strategy is generally expected to be highly competitive, and involves a high degree of risk and uncertainty;
•Our success depends in substantial part upon the skill and expertise of the personnel at CIM;
•We do not intend to list the Fund’s limited partnership interests (our “Units”) on any securities exchange and we do not expect a secondary market in our Units to develop;
•If we fail to operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the 1940 Act and the rules thereunder, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, which would materially adversely affect the Fund;
•The General Partner and the Manager may, in their discretion, undertake a liquidity event in connection with the Fund;
•We may acquire Portfolio Assets that may not be disposed of prior to the date we are dissolved;
•The General Partner and the Manager will have exclusive responsibility for the Fund’s activities and Limited Partners will not be able to make decisions concerning the management of the Fund;
•The use of financial projections to determine the suitability of assets rely on estimates and there can be no assurance that the projected results will be obtained, and actual results may vary significantly from the projection;
•We may from time to time maintain cash at the fund level pending deployment into Portfolio Assets, which may at times be significant;
•Our Portfolio Assets will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets;
•We may acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing;
•We may make acquisitions of real estate-related assets and businesses which are distressed or experiencing or are expected to experience severe financial difficulties that may never be overcome;
•We may be subject to the risks normally associated with unstabilized assets and development activities;
•The effects of general economic and market conditions in the U.S. economy and, to a lesser extent, the global economy generally, as well as by changes in applicable laws, trade barriers, currency exchange controls, the rate of inflation and local, national and international political and socioeconomic circumstances;
•General fluctuations in interest rates may adversely affect the value of the Portfolio Assets;
•The outbreak of certain illnesses, including COVID-19 and its impact on global commercial activity and significant volatility in financial markets;
•Inflation could have a pronounced negative impact on the mortgages and related interest rates of the Fund’s investments in limited liability companies, the value of the Portfolio Assets and its general and administrative expenses;
•Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships in the event we, our Manager, or any other party that provides us with essential services experiences a cyber incident;
•The substantial risk of loss arising from Portfolio Assets involving undisclosed or unknown environmental problems, health or occupational safety matters or inadequate reserves, insurance or insurance proceeds for such matters that have been previously identified;
•Failure by our investment entities to obtain required approvals and/or licenses necessary to acquire or operate real properties;
•The need for additional financing to satisfy working capital requirements, development requirements and/or acquisition strategies;
•Our exposure to interruptions caused by significant catastrophic events;
•Our projects may rely on governmental funding or subsidies;
•The use of a substantial amount of leverage in connection with our Portfolio Assets;
•Third parties that may owe the Fund money, securities or other assets will not perform their obligations;
•Our reliance on laws and regulations which are subject to change through legislative, judicial and/or administrative action.
ITEM 1A.    RISK FACTORS
Certain General Risks of Participating in the Fund
No assurance can be given as to the Fund’s ability to choose, make and realize assets or that the Fund will be able to implement its strategy or achieve its objective.
There can be no assurance that the Fund will be able to generate returns for its Limited Partners or that the returns will be commensurate with the risks of owning and operating the type of real estate and infrastructure assets described herein. With respect to actual Portfolio Assets, realization of an asset before the end of its projected life may materially alter the actual returns realized by the Fund. Actual returns to Limited Partners in the Fund may be materially different than the target returns. The Fund will pay management fees and will bear other fees described herein and all expenses related to its operations. All such fees and expenses will reduce the actual returns to Limited Partners. Most of the fees and expenses will be paid regardless of whether the Fund produces positive returns. If the Fund does not produce significant positive returns, these fees and expenses could reduce the amount of the capital recovered by a Limited Partner to an amount less than the amount contributed to the Fund by such Limited Partner. There can be no assurance that any Limited Partner will receive any distribution from the Fund or a return of its contributed capital. Accordingly, participating in the Fund should only be considered by persons who can afford a loss of their entire investment. Past performance of entities associated with CIM is not necessarily indicative of future results and provides no assurance of future results.
The Fund may participate in a limited number of assets, and, as a consequence, the aggregate return of the Fund may be substantially and adversely affected by the unfavorable performance of even a single asset.
Limited Partners have no assurance as to the degree of diversification in the Portfolio Assets, either by sector, geographic region or asset type. To the extent the Fund concentrates its holdings in particular properties, asset classes or geographic regions, its overall performance may become more susceptible than a more widely diversified fund to fluctuations in value resulting from adverse economic and business conditions with respect thereto. Such concentration may involve risks greater than those generally associated with more diversified funds, including significant fluctuations in returns. Such larger assets may also give rise to a need or desire for CIM to offer and/or allocate a portion of such opportunities to co-investors (including co-investment vehicles and/or Limited Partners), other partners of CIM and/or other third parties, which arrangements may give rise to additional risks and conflicts of interest relating to the Fund’s objectives and the allocation of opportunities.
The activity of investing in infrastructure and real estate through entities that identify, acquire, own, develop or re-develop, and operating Opportunity Zone investments is generally expected to be highly competitive, and involves a high degree of risk and uncertainty.
The Fund may compete for suitable assets with other funds, as well as individuals, companies, strategic buyers, publicly traded real estate investment trusts (“REITs”), financial institutions, other institutional investors, sovereign wealth funds, hedge funds and investment funds associated with other financial sponsors or institutional investors, private equity and debt investors and credit vehicles. Further, recently, a number of real estate funds and REITs have been formed for the purpose of investing in Opportunity Zones. Additional real estate funds, vehicles and REITs with similar objectives may be formed in the future (resulting in larger funds and vehicles). CIM believes that Opportunity Zone real estate and infrastructure assets remain an attractive sector and firms that have successful track records in exploiting opportunities within regions that are now classified as Opportunity Zones continue to raise capital, which further increases the competition for attractively priced real estate assets. Some of these competitors may have more relevant experience, greater financial resources and more personnel than the Fund and CIM. It is possible that competition for appropriate opportunities may increase, which may also require the Fund’s investment entities to potentially participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of opportunities available to the Fund through its investment entities and potentially adversely affecting the terms, including price, upon which acquisitions can be made. There can be no assurance that the Funds investment entities will be able to locate, consummate and operate assets that satisfy the Fund’s return target objectives or that the Fund will be able to deploy fully its committed capital. In addition, CIM’s strategies in certain prospective assets may depend on its ability to enter into satisfactory relationships with joint venture or operating partners. There can be no assurance that CIM’s current relationship with any such partner or operator will continue (whether on currently applicable terms or otherwise) with respect to the Fund or that any relationship with other such persons will be able to be established in the future as desired with respect to any sector or geographic market and on terms favorable to the Fund.
The success of the Fund depends in substantial part upon the skill and expertise of the personnel at CIM.
There is ever increasing competition among real estate managers and other industry participants for hiring and retaining qualified professionals, and there can be no assurance that these key professionals will continue to be associated with CIM throughout the life of the Fund. The loss of key personnel could have a material adverse effect on the Fund. There can be no assurance that CIM’s personnel will not be solicited by and join competitors or other firms and/or that CIM will be able to hire and retain any new personnel that it seeks to add to its team. None of CIM, the Fund, the General Partner nor the Manager currently intends to maintain key man life insurance with respect to any of the officers or employees of the General Partner or the Manager.
While CIM’s core group of professionals are expected to devote such business time to the activities of the Fund (and other vehicles that deploy capital alongside therewith) as is necessary to conduct the business and affairs of the Fund in an appropriate manner, such professionals may work on other projects for and have other responsibilities at CIM and its affiliates, and, therefore, conflicts of interest may arise in allocating management time, services or functions, and the ability of CIM and its professionals working on the Fund to access other professionals and resources within CIM for the benefit of the Fund may be limited. Such access may also be limited by the internal compliance policies of CIM or other legal or business considerations, including those constraints generally discussed herein.
Analyses and decisions by the General Partner may frequently be required to be undertaken on an expedited basis to take advantage of opportunities.
In such cases, the information available to the General Partner at the time of making a decision may be limited, and the General Partner may not have access to detailed information regarding the potential acquisition, such as physical and structural condition and characteristics, environmental matters, zoning regulations or other local conditions affecting a Portfolio Asset. Therefore, no assurance can be given that the General Partner, the Manager, CIM and their respective affiliates will have knowledge of all circumstances that may adversely affect a Portfolio Asset. In addition, the General Partner, the Manager, CIM and their respective affiliates expect to rely upon independent consultants in connection with its evaluation of proposed acquisitions. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and the Fund may incur liability as a result of such consultants’ actions.
The Units have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction, and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws, or an exemption from such registration thereunder is available. Our units are not listed, and we do not intend to list our units, on an exchange, nor are our units quoted through a quotation system.
The Units have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction, and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration thereunder is available. Additionally, our units are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We do not intend to list our units on a national securities exchange. Each Limited Partner will be required to represent that it is a qualified investor under applicable securities laws and that it is acquiring its Units for investment purposes and not with a view to resale or distribution in violation of securities laws and that it will only sell and transfer its Units in a manner permitted by the Fund’s Fifth Amended and Restated Limited Partnership Agreement, dated as of March 18, 2024, as amended from time to time (the “Partnership Agreement”) and consistent with such laws. A Limited Partner will not be permitted to assign, sell, exchange, mortgage, pledge or transfer any of its interest, rights or obligations with respect to its Units, without the prior written consent of the General Partner, which consent may be given or withheld in the sole and absolute discretion of the General Partner. Redemptions from the Fund with respect to the Units will not be permitted during the four (4) years from the date of the initial contribution made by such Limited Partner in respect of such Capital Commitment (as defined below) (the “Lock-Up Period”). Limited Partners must be prepared to bear the risks of owning Units for an extended period of time. Notwithstanding the foregoing, subject to the requirements of applicable law, the General Partner may assign, pledge or otherwise transfer its respective interest as general partner, and the Manager may assign, pledge or otherwise transfer its interest as manager, in each case to its affiliates or to third parties as described in the Partnership Agreement or the Management Agreement, by and among CIM Opportunity Zone Fund, L.P., CIM Opportunity Zone Fund GP, LLC, CIM Group, L.P., CIM RE Debt Management, LLC and CIM Controlled Company Management, LLC, dated as of January 21, 2019 (the “Management Agreement”), respectively.
Capital contributions made to the Fund by a Limited Partner in respect of each Capital Commitment will be subject to the Lock-Up Period.
Upon the expiration of the Lock-Up Period applicable to a Limited Partner’s Units, such Limited Partner will have the right to request a redemption of all or a portion of its Units with respect to each Capital Commitment (as defined below) of a Limited Partner, as of each calendar quarter-end beginning with the first calendar quarter-end following the applicable Lock-Up Period, or at such other times, and on such other terms as conditions, as may be determined by the General Partner in its sole discretion (each, a “Redemption Date”) and each redemption request will be processed in accordance with the Fund’s quarterly redemption process. The minimum initial capital commitment (each a “Capital Commitment”) from a Limited Partner is $5 million, although the General Partner reserves the right to accept lesser commitments at its sole discretion. Requests for redemptions must be delivered to the General Partner in writing no later than the last calendar day of the calendar quarter immediately preceding the Redemption Date on which such redemption is to take place. Requests for redemptions for 100% of a Limited Partner’s Units may be made regardless of the value of such Units. Requests for a partial redemption of the Units attributable to a Limited Partner may only be made in increments of $500,000, except that such incremental requirement may be waived by the General Partner in its sole discretion. The redemption price of any Units to be redeemed will be equal to the net asset value (“NAV”) of the Fund allocable to such Units as calculated as of the close of business on the relevant Redemption Date (the “Redemption Price”). The Redemption Price will be paid only to the extent that the Fund has sufficient cash available to honor the redemption requests as of the applicable Redemption Date, as determined in the sole discretion of the General Partner, which available cash may be comprised of capital contributions from subsequent closing Limited Partners following the applicable Lock-Up Period, borrowings against stabilized Portfolio Assets, current income on Portfolio Assets, generally after investors expecting Opportunity Zone benefits have had the opportunity to utilize those benefits, the disposition of stabilized Portfolio Assets and/or the completion of a liquidity event.
The General Partner currently contemplates that Portfolio Assets will not be sold until the first investors in the Fund are eligible for the election to exclude gains from gross income pursuant to the Ten-Year Benefit with respect to their entire interests in the Fund (i.e., ten years after the last capital call with respect to such interests), though no guarantee can be given in this regard and in certain circumstances the Fund may sell assets before some or all investors are able to avail themselves of such election. Moreover, since the Portfolio Assets are intended to be held by the Fund long-term, the Fund is generally not expected to generate cash from disposing of Portfolio Assets which could be used to fund such redemptions. Similarly, the Fund will not be obligated to sell any property or assets, borrow funds, cease acquisition activities, reduce reserves or jeopardize the status of any REIT Subsidiary (as defined below) in order to satisfy any redemption request. The Fund may hold assets directly or indirectly through one or more entities that are classified as partnerships or corporations for U.S. federal income tax purposes. The Fund may also indirectly hold assets through one or more subsidiaries (each, a “REIT Subsidiary”) that elects to be taxed as a REIT under the applicable provisions of the Code, in each case, as determined by the General Partner. To the extent that a valuation adjustment with respect to any Redemption Price is identified pursuant to an annual audit of the Fund’s books, the General Partner will identify the calendar quarter in which such value adjustment occurred and will adjust the Redemption Price of the affected Limited Partners who withdrew and received distributions in respect of such redemption in such fiscal year.
If sufficient cash is not available to meet all requested redemptions as of a given Redemption Date, as determined by the General Partner in its sole discretion, the Fund will, to the extent of available cash as determined by the General Partner in its sole discretion, distribute redemption proceeds in respect of the Units attributable to all Limited Partners that have requested a redemption no later than the last calendar day of the calendar quarter immediately preceding the Redemption Date on which such redemption is to take place out of available cash on a pro rata basis (based on the number of outstanding Units held by each redeeming Limited Partner). To the extent that redemption requests with respect to less than the requested amount of Units to be redeemed are met, the Limited Partner will be deemed to have made a redemption request at the next scheduled Redemption Date and the Units attributable to such Limited Partner will be fully redeemed, subject to the foregoing limitations on available cash, prior to redeeming Units attributable to any other Limited Partners that initially request to be redeemed at a subsequent Redemption Date, unless the Limited Partner indicates that such Limited Partner is no longer seeking a redemption at least sixty (60) calendar days prior to the next Redemption Date and the General Partner determines, in its sole discretion, to permit a revocation of such prior redemption requests. Therefore, there can be no assurances as to when a Limited Partner may be able to completely redeem from the Fund any amount included in its redemption request. Moreover, the General Partner may suspend the redemption privilege, and the valuation of the Fund’s NAV if it determines, in its sole discretion, that such suspension is warranted for reasons, including when one or more redemptions would result in: (i) a violation of any agreement, law, regulation or policy applicable to the Fund, the General Partner, the Manager or any of their respective affiliates; (ii) any adverse tax implications on the Fund or any subsidiary thereof; (iii) the assets of the Fund being deemed to constitute “plan assets” of any plan, account or arrangement for purposes of ERISA (as defined below); (iv) a breach or default under any covenant in any agreement entered into by the Fund for borrowing; (v) the status of any REIT Subsidiary being jeopardized as qualifying as a REIT or a “domestically controlled” REIT within the meaning of Section 897(h)(2) of the Code; or (vi) upon the dissolution of the Fund pursuant to the Partnership Agreement.
The General Partner and the Manager may, in their discretion, undertake a liquidity event in connection with the Fund.
The General Partner may, in its sole discretion, determine to list or otherwise publicly offer all or a portion of the Units in the Fund and/or the interests in any Feeder Fund or direct or indirect interests in another entity that has (or will have) an economic stake in all or a portion of the Portfolio Assets of the Fund (a “Liquidity Event”). The final terms of a Liquidity Event, and of any restructuring transaction necessary to implement such Liquidity Event, will be determined in the discretion of the General Partner and the Manager and will be based on financial and business considerations and prevailing market conditions at the time of the Liquidity Event. No assurance can be given that the economic value received as a result of such Liquidity Event will be as favorable to the Limited Partners as the economic value attributable to the Units prior to such Liquidity Event and no assurance can be provided that such restructuring will not result in adverse tax or financial consequences to Limited Partners. Due to certain legal, tax, regulatory and/or other consideration, certain Partners may be unable to participate in a Liquidity Event. In addition, the Fund could face contractual, regulatory and/or market constraints on its ability to effect a Liquidity Event.
Although the Fund is intended to be a perpetual-life vehicle, the Fund may acquire Portfolio Assets that may not be disposed of prior to the date the Fund is dissolved.
As a result of dissolution, the Fund may be required to sell, distribute or otherwise dispose of Portfolio Assets at a disadvantageous time. In addition, there can be no assurance with respect to the time frame in which the winding up and the final distribution of proceeds to the Limited Partners will occur. The Fund or any vehicle or entity in which it owns an interest may be listed on a stock exchange in the future and may continue to be managed by CIM.
The General Partner and the Manager will have exclusive responsibility for the Fund’s activities, and, other than as may be set forth herein and in the Partnership Agreement and the governing documents of any other fund entity, Limited Partners will not be able to make decisions concerning the management of the Fund.
Limited Partners have no rights or powers to take part in the management of the Fund or make decisions and may not receive the amount of any financial information relating to Portfolio Assets that is generally available to the General Partner and the Manager. Limited Partners will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the acquisitions by the Fund (even if prior to January 21, 2019 (the “Initial Closing”) the Fund has entered into commitments to make permitted acquisitions). The General Partner will generally have sole and absolute discretion in structuring, negotiating and purchasing, financing and eventually divesting Portfolio Assets on behalf of the Fund (subject to specified exceptions). No assurance can be given that the Manager will be able to identify and obtain a sufficient number of opportunities to deploy the full amount of capital that may be committed to the Fund, including any leverage financing obtained by the Fund, or that the objectives of the Fund will be achieved. The activity of identifying, completing and realizing attractive real estate and real estate-related assets is highly competitive and involves a high degree of uncertainty and risk. Further, the Incentive Allocation to be made to the General Partner may create an incentive for the General Partner to make acquisitions that are riskier or more speculative than would be the case in the absence of such performance allocation.

Furthermore, changes in CIM’s broader business and financial condition, whether due to a significant general economic downturn or legal or regulatory factors or other circumstances, could have a material adverse effect on the Fund. Accordingly, no person should purchase Units unless such person is willing to entrust all aspects of the management of the Fund to the General Partner and the Manager.
The Fund may enter into third-party contracts to provide asset-level services or other operations to a Portfolio Asset.
As a result, the Fund may not have an active role in the day-to-day management of the Portfolio Assets. Although the Portfolio Asset would generally have the ability to replace any such operator, the failure of such an operator to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in the Portfolio Asset’s best interest, could have a material adverse effect on the Portfolio Asset’s financial condition or results of operations. The failure of the operator to make decisions, perform its services, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations affecting the particular property, including environmental laws and regulations, in a proper manner could result in material adverse consequences to the Portfolio Asset and adversely affect the Portfolio Asset’s financial condition or results of operations. Should an operator fail to perform under any applicable agreements between it and the Portfolio Asset, the Portfolio Asset may need to find a replacement manager. A Portfolio Asset may not be able to replace the operator, or do so on a timely basis, or if the Portfolio Asset is able to find a replacement operator, the replacement operator may demand terms that are unfavorable to the Portfolio Asset.
To the extent that day-to-day operation of a Portfolio Asset is not contracted to third-party managers, each Portfolio Asset’s day-to-day operations will be the responsibility of such Portfolio Asset’s management team. There can be no assurance that the existing management team, or any successor, will be able to operate the Portfolio Asset in accordance with the Fund’s plans and objectives.
In connection with the disposition of a Portfolio Asset, the Fund may be required to make certain representations about the business, financial affairs and other aspects (such as property, tax, insurance and litigation) of such Portfolio Asset typical of those made in connection with the sale of a business.
Although the Fund will attempt to structure transactions so that it does not have to do so, the Fund also may have certain indemnification obligations to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities which might ultimately have to be funded by the Limited Partners to the extent of their unfunded Capital Commitments, or, in some cases, the Fund may have to reserve for such contingencies or for which the General Partner may establish reserves or escrow accounts. Furthermore, under the Delaware Revised Uniform Limited Partnership Act (the “Delaware LP Act”), Limited Partners that receive distributions in violation of such Delaware LP Act will, under certain circumstances, be obligated to recontribute such distributions to the Fund.
In addition, at the time of disposition of a Portfolio Asset, a potential buyer may claim that it should have been afforded the opportunity to purchase the Portfolio Asset or alternatively that such buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosures made, if such buyer is passed over in favor of another as part of the Fund’s efforts to maximize sale proceeds. Similarly, buyers of Portfolio Assets may later sue the Fund under various damage theories for losses associated with latent defects or other problems not uncovered in due diligence.
Before making an investment in Portfolio Assets, the General Partner, the Manager and/or their respective affiliates will typically conduct due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each potential acquisition. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues.
Outside consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of asset, the costs of which will be borne by the Fund. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the General Partner’s reduced control of the functions that are outsourced. In addition, if the General Partner, the Manager and/or their respective affiliates are unable to timely engage third-party providers, their ability to evaluate and make more complex acquisitions could be adversely affected. When conducting due diligence and making an assessment regarding a potential acquisition, the General Partner, the Manager and/or their respective affiliates will rely on the resources available to it, including information provided by the seller of the asset and, in some circumstances, third-party investigations. The due diligence investigation that the General Partner, the Manager and/or their respective affiliates carry out with respect to any opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such opportunity. Moreover, such an investigation will not necessarily result in the Portfolio Asset being successful. There can be no assurance that attempts to provide downside protection with respect to Portfolio Assets, including pursuant to risk management procedures, will achieve their desired effect and potential Limited Partners should regard participation in the Fund as being speculative and having a high degree of risk.
There can be no assurance that the Fund will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during its efforts to monitor the Portfolio Assets on an ongoing basis or that any risk management procedures implemented by the Manager will be adequate. In the event of fraud by any Portfolio Asset or any of its affiliates, the Fund may suffer a partial or total loss of capital deployed in such Portfolio Asset. An additional concern is the possibility of material misrepresentation or omission on the part of a seller of a potential asset or its affiliate. Such inaccuracy or incompleteness may adversely affect the value of the Portfolio Asset. The Fund will rely upon the accuracy and completeness of representations made by Portfolio Assets and/or their former owners in the due diligence process to the extent reasonable when it makes Portfolio Assets, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to the Fund may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
The General Partner, the Manager and/or their respective affiliates may determine the suitability of assets based in part on the basis of financial projections for such assets.
Estimates or projections of market conditions and supply and demand dynamics are key factors in evaluating potential opportunities and valuing properties, portfolio entities and related assets. The General Partner, the Manager and/or their respective affiliates will generally establish the capital structure of Portfolio Assets on the basis of financial projections for such properties. Projected operating results will often be based on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be obtained, and actual results may vary significantly from the projections. General economic conditions, which are not predictable, can have a material adverse impact on the reliability of such projections. Assumptions or projections about asset lives, the stability, growth or predictability of costs, demand or revenues generated by an asset or other factors associated therewith may, due to various risks and uncertainties including those described herein, differ materially from actual results. Certain Portfolio Assets, as well as the Fund, the General Partner, the Manager and/or their respective affiliates, will from time to time rely on the reports of consultants when evaluating the condition of real estate or real estate-related assets, infrastructure assets or other elements of a Portfolio Asset. The actual condition of the Portfolio Assets or other elements of a Portfolio Asset may be worse than anticipated, requiring adjustments such as additional capital or maintenance expenditures which may not be recoverable, allocable to counterparties or economic from a stand-alone perspective and could result in additional expenses for the Portfolio Asset and lower than expected returns to the Fund.
In light of the Fund’s strategy and the need to be able to deploy capital quickly to capitalize on potential opportunities, the Fund may from time to time maintain cash at the fund level pending deployment into Portfolio Assets, which may at times be significant.
Such cash may be held in an account of the Fund for the benefit of the Limited Partners or may be deployed in short-term or medium-term money market accounts or other similar temporary instruments as reasonably determined by the General Partner. In the event the Fund were unable to find suitable opportunities, such cash may be maintained at the fund level for longer periods which would be dilutive to overall returns. It is not anticipated that the temporary deployment of such cash into money market accounts or other similar temporary instruments pending deployment into Portfolio Assets will generate significant interest, and Limited Partners should understand that such low interest payments on the temporarily deployed cash may adversely affect overall fund returns.
While the Fund intends to make distributions in cash, it is possible that certain distributions may be made in kind.
Any in-kind distributions, subject to the Partnership Agreement and the Management Agreement, could consist of (i) securities for which there is no readily available public market and/or with respect to which there are substantial transfer restrictions or (ii) securities of entities unable to perform under contractual obligations. Widespread holding of Portfolio Assets may entail a significant administrative burden to Limited Partners. In addition, the direct holding of certain Portfolio Assets may subject the holder to certain liabilities or taxes.

We qualify as an “emerging growth company” as well as a “smaller reporting company.” The reduced public company reporting requirements applicable to emerging growth companies and smaller reporting companies may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” as defined under the JOBS Act. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1,235,000,000, (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed a “large accelerated filer” with at least $700 million in public float) under the Exchange Act.
As an “emerging growth company,” we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:
•only two years of audited consolidated financial statements in addition to any required unaudited interim consolidated financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;
•reduced disclosure about our executive compensation arrangements;
•no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and
•exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
We may choose to take advantage of some, but not all, of the available exemptions, and thus the information we provide may be different from what is provided from other public companies that do not make this election and therefore may not be comparable. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period.
We are also a “smaller reporting company,” meaning that we are not an investment company (as discussed above), an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company and that had a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a smaller reporting company, at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but it will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports.
Our Manager faces conflicts of interest with CIM and its affiliates, which could result in a disproportionate benefit to CIM or its affiliates.
There may be conflicts of interest in allocating real estate opportunities to the Fund. There may be a significant overlap in the assets and strategies between the Fund and other funds operated by CIM, and many of the same investment personnel will provide services to both the Fund and other CIM entities. Further, the Manager may in the future operate funds, vehicles and ventures that have overlapping objectives with the Fund and therefore may compete with the Fund for opportunities. The ability of the Manager, its officers and employees to engage in other business activities, including the operation of other vehicles operated by CIM or its affiliates, may reduce the time the Manager spends managing our activities.
The Management Agreement does not prevent the Manager from operating additional real estate or infrastructure assets or participating in other real estate opportunities, some of which could compete with us and our subsidiaries. The

Manager operates real estate/infrastructure assets and participates in additional real estate activities having objectives that overlap with our own, and may thus face conflicts in the operation and allocation of real estate opportunities between us, on the one hand, and such other real estate operations and activities, on the other hand. Allocation of real estate opportunities is at the discretion of the Manager and there is no guarantee that this allocation will be made in the best interest of our investors.
Additionally, we have entered and may continue to enter into joint ventures or co-investments (including co-investment transactions) with CIM, its affiliates or vehicles managed or operated by CIM. Since personnel of CIM involved in managing and operating our business are also involved in the business and operations of CIM, its affiliates and other vehicles managed or operated by CIM, CIM may face conflicts of interest in determining which real estate or infrastructure program should enter into any particular joint venture or co-investment. In the event we enter into joint venture or other co-investments with CIM, its affiliates or vehicles managed or operated by CIM, there may be conflict of interest when determining when and whether to buy or sell a particular project, or to make or dispose of another real estate-related asset. In the event we enter into a joint venture or other co-investments with CIM, its affiliates or vehicles managed or operated by CIM that has a term shorter than ours, the joint venture may be required to sell its projects earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-investments between us and CIM, its affiliates or vehicle operated or managed by CIM grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.
Certain Risks Relating to Portfolio Assets
The Fund’s Portfolio Assets will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets.
Deterioration of real estate fundamentals generally, and in the United States in particular, may negatively impact the amount of income generated by the Fund’s Portfolio Assets and therefore performance of the Fund. These risks include, but are not limited to, the burdens of ownership of real property, general and local economic conditions, the supply and demand for properties and/or real estate values generally, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of neighborhoods as well as particular properties to tenants or potential purchasers of such properties, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), energy and supply shortages, fluctuations in real estate fundamentals (including the average occupancy and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws and/or regulations, zoning laws, changes in real property tax rates and operating expenses, changes in interest rates, the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increase in borrowing rates, negative developments in the economy that depress travel or leasing activity, environmental liabilities, contingent liabilities on disposition of assets, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), casualties, acts of God, terrorist attacks and war and other factors which are beyond the control of the General Partner or the Manager. There can be no assurance that there will be a ready market for resale of Portfolio Assets because Portfolio Assets will generally not be liquid. Illiquidity may result from the absence of an established market for the assets, as well as legal or contractual restrictions on their resale by the Fund.
The Portfolio Assets will be subject to various risks which may cause fluctuations in occupancy, rental rates, operating income and expenses or which may render the sale or financing of its properties difficult or unattractive.
When the Fund makes acquisitions or pursues development opportunities, it may not succeed in leasing the newly acquired or developed properties at rents sufficient to cover the Fund’s costs of such acquisitions or developments. Further, following the termination or expiration of a tenant’s lease, there may be a period of time before the Fund will begin receiving rental payments under a replacement lease. During that period, the Fund will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair the Fund’s ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require the Fund to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that the Fund undertakes may divert cash that would otherwise be available for distribution to Limited Partners or for satisfying redemption requests. Ultimately, to the extent that the Fund is unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact the Fund’s operating results.
The Fund may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or a Portfolio Asset can be sold. No assurance can be given that the Fund will have funds available to correct those defects or to make those improvements. In acquiring a property, the Fund may agree to lock-out provisions that materially restrict it from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede the Fund’s ability to respond to adverse changes in the performance of its properties could significantly affect the Fund’s financial condition and operating results.
In some instances, the principal asset of the lessee of a Portfolio Asset may be only the tenant’s improvements thereon or the liability of the lessee may be limited to its interest in such improvements. In those cases, the Fund will be required to rely on the lessee’s equity interest in the improvements for its security. In the event of a default by a lessee or other premature termination of a lease, the Fund may experience delay in enforcing its rights as lessor, may incur substantial costs in protecting such Portfolio Asset and may experience an impairment of value. In addition, adverse changes in the operation of any property, or the financial condition of any tenant, could have an adverse effect on the Fund’s ability to collect rent payments and, accordingly, on its ability to make distributions to Limited Partners or satisfy redemption requests. A tenant may experience, from time to time, a downturn in its business which may weaken its financial condition and result in its failure to make rental payments when due. At any time, a tenant may seek the protection of applicable bankruptcy or insolvency laws, which could result in the rejection and termination of such tenant’s lease or other adverse consequences and thereby cause a reduction in the cash available to make distributions to Limited Partners or satisfy redemption requests. If a tenant’s lease is not affirmed following bankruptcy or if a tenant’s financial condition weakens, the Fund’s operating cash flow may be adversely affected. No assurance can be given that tenants will not file for bankruptcy protection in the future or, if they do, that their leases will continue in effect.
Further, because the Fund may deploy a portion of its assets in REITs, the Fund may also be subject to certain risks associated with direct holdings in REITs. REITs may be affected by changes in the value of their underlying properties and by defaults by borrowers or tenants. Furthermore, REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs depend generally on their ability to generate cash flow to make distributions to shareholders. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
Real estate assets are relatively illiquid and, therefore, the General Partner’s ability to vary the Fund’s portfolio promptly in response to changes in economic or other conditions may be limited.
The Fund may acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing.
To the extent that the Fund invests in entities that acquire, own, develop or re-develop or operate such assets, it will be subject to the risks normally associated with such assets and development activities. Such risks include, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of the Fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on the Fund and on the amount of funds available for distribution to the Limited Partners. Properties owned by entities the Fund invests in that are under development or properties acquired for development may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced.
In addition, investments in new development activities could be more susceptible to irregular accounting or other fraudulent practices. In the event of fraud by any company in which the Fund invests, the Fund may suffer a partial or total loss of capital invested in that company. There can be no assurance that any such losses will be offset by gains (if any) realized on the Fund’s other investments.
The Fund may make acquisitions of real estate-related assets and businesses which are distressed or experiencing or are expected to experience severe financial difficulties that may never be overcome.
There may be little or no near-term cash flow available to the Limited Partners. Since the Fund may only acquire a limited number of assets and since many of the assets may involve a high degree of risk, poor performance by few of the assets could severely affect the total returns to the Limited Partners.

The Fund may deploy capital in non-performing, sub-performing, distressed, undercapitalized or other troubled real estate and real estate-related assets, which may involve a high degree of financial risk. As a result of the speculative nature of the Fund’s assets, the possibility of partial or total loss of capital will exist. Limited Partners should not subscribe to or participate in the Fund unless they can readily bear the consequences of such loss.
Acquisitions made of assets operating in workout modes or under bankruptcy, insolvency or other debtor-protection codes could, if the Fund inappropriately exercises control over the management and policies of the debtors, be subordinated or disallowed, and the Fund could be liable to third parties in such circumstances.
Acquisitions of properties in workout modes or under Chapter 11 of the U.S. Bankruptcy Code (or similar laws in other jurisdictions) are, in certain circumstances, subject to certain additional liabilities that may exceed the value of the Fund’s contributed capital. For example, under certain circumstances, lenders who have inappropriately exercised control of the management and policies of a debtor may have their claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to the Fund and distributions by the Fund to its Limited Partners may be reclaimed if any such payment is later determined to have been a fraudulent conveyance or a preferential payment. Moreover, bankruptcy laws may delay the ability of the Fund to realize on collateral for loan positions held by it or may adversely affect the priority of such loans through doctrines such as equitable subordination. Bankruptcy laws may also result in a restructure of the debt without the Fund’s consent under the “cramdown” provisions of the bankruptcy laws and may also result in a discharge of all or part of the debt without payment to the Fund.
The Fund may acquire Portfolio Assets in underperforming or otherwise troubled assets or undercapitalized real estate companies which involve a degree of financial risk. The success of such Portfolio Assets may hinge on the General Partner’s ability to reposition such assets so as to increase returns to the Fund. There can be no assurance the General Partner or the Fund will be successful in such endeavors.
To the extent that the Fund acquires properties which have not yet achieved stabilization, it will be subject to the risks normally associated with unstabilized assets and development activities.
Such risks include, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of the Fund, such as weather or labor conditions or material shortages), risks that the properties will not achieve anticipated occupancy levels or sustain anticipated rent levels and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on the Fund and on the amount of funds available for distribution to or redemption of the Partners. Properties under development or properties acquired for development may generate little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, (i) market conditions may change during the course of development, making such development less attractive than at the time it was commenced and (ii) Portfolio Assets in new development activities could be more susceptible to irregular accounting or other fraudulent practices. In the event of fraud by any entity in which the Fund participates, the Fund may suffer a partial or total loss of capital deployed in that entity. There can be no assurance that any such losses will be offset by gains (if any) realized on the Fund’s other Portfolio Assets.
Furthermore, newly developed or newly renovated properties do not have the operating history that would allow the Fund to make objective pricing decisions in acquiring these properties, and the purchase prices of these properties are expected to be based upon projections as to the expected operating results of such properties, subjecting the Fund to risks that such properties may not achieve anticipated operating results or may not achieve these results within anticipated time frames. Additionally, development or re-development projects can carry an increased risk of litigation with contractors, subcontractors, suppliers, partners and others and may be financed under lines of credit or other forms of secured or unsecured financing.
In connection with any new development project, expansion of a project or acquisition of a project in late-stage development, Portfolio Assets may also face construction risks typical for real estate businesses.
Such risks include, without limitation, (i) labor disputes, shortages of material and skilled labor or work stoppages, (ii) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (iii) less than optimal coordination with public utilities in the relocation of their facilities, (iv) adverse weather conditions and unexpected construction conditions, (v) accidents or the breakdown or failure of construction equipment or processes and (vi) catastrophic events such as explosions, fires and terrorist activities and other similar events usually beyond the Fund’s control. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on the Fund and on the amount of funds available for distribution to Limited Partners.
Construction costs may exceed estimates for various reasons including, for example, inaccurate project costing and unanticipated problems with a project start-up. Such unexpected cost increases may result in insufficient funds being available to complete construction. Such increases may result in the inability of project owners to meet the higher interest and principal repayments arising from the additional debt required. Delays in project completion can result in an increase in total project construction costs through higher capitalized interest charges and additional labor and material expenses and, consequently, an increase in debt service costs. It may also affect the scheduled flow of project revenues necessary to cover project related debt, operations and maintenance expenses and damage payments for late delivery. In addition, there are risks inherent in the construction work that may give rise to claims or demands against a Portfolio Asset.
Delays in the completion of any real estate project may result in lost opportunities or revenues or increased expenses, including higher operation and maintenance costs related to a Portfolio Asset. Portfolio Assets under development or acquired to be developed may receive little or no cash flow from the date of acquisition to the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development, which may make such development less attractive than at the time it was commenced.
The real estate industry generally and the success of the Fund’s activities in particular will both be affected by general economic and market conditions in the U.S. economy and, to a lesser extent, the global economy generally, as well as by changes in applicable laws, trade barriers, currency exchange controls, the rate of inflation and local, national and international political and socioeconomic circumstances.
These factors may affect the level and volatility of real estate prices, which could impair the Fund’s profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect the Fund’s opportunities and the value of the Portfolio Assets. The Fund’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on particular Portfolio Assets, as well as the Fund’s general businesses and operations.
A recession, slowdown and/or sustained downturn in the U.S. real estate market and, to a lesser extent, the global economy (or any particular segment thereof) will have a pronounced impact on the Fund and could adversely affect the Fund’s profitability, impede the ability of Portfolio Assets to perform under or refinance their existing obligations and impair the Fund’s ability to effectively deploy its capital or realize the investment on favorable terms. The Fund could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. It is possible that a weakening of credit markets could adversely affect the Limited Partners’ funding obligations to the Fund and the Fund could suffer other adverse consequences, any of which could adversely affect the business of the Fund, restrict the Fund’s activities and impede the Fund’s ability to effectively achieve its objective.
The last global recession was prolonged and serious. CIM expects that another global recession would also have an adverse impact on the availability of credit to businesses generally. An economic downturn could adversely affect financial resources and the ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, the Fund could lose both invested capital in and anticipated profits from the affected assets. Such marketplace events and certain adverse developments (including increased regulatory scrutiny of potential lenders) have also impacted, and may in the future impact, the availability and terms of financing for leveraged transactions, e.g., where regulators impose new or more burdensome capital or lending requirements on potential lenders. The inability of market participants to access capital to acquire real property restricts the ability to sell or liquidate assets and to refinance them. The Fund’s ability to generate returns for its Limited Partners may be adversely affected to the extent another recession and its attendant adverse effects occur during the holding periods of the Fund’s assets.
The Fund’s strategy in some Portfolio Assets may be based, in part, upon the premise that real estate businesses and assets in certain gateway cities and elsewhere will be available for purchase by the Fund at prices that the General Partner and the Manager consider favorable.
No assurance can be given that real estate businesses and assets can be acquired or disposed of at favorable prices or that the market for such assets will remain stable, recover or continue to improve, as the case may be, since this will depend, in part, upon events and factors outside the control of the General Partner and the Manager. In addition, there can be no assurance that current market conditions will not deteriorate, which could have a materially adverse effect on the assets of the Fund. Actual or perceived trends in real estate markets do not guarantee, predict or forecast future events, which may differ significantly from those implied by such trends.

General fluctuations in interest rates may adversely affect the value of the Portfolio Assets.
Instability and volatility in interest rates may also increase the risks inherent in the Portfolio Assets. The ability to refinance debt may depend on the ability to sell new securities in the debt and equity markets, to borrow from banks or otherwise, which may not be achievable on favorable terms or at all. A deterioration of the global debt markets (particularly the U.S. debt markets), any possible future failures of financial services companies or a significant rise in market perception of counterparty default risk will likely significantly reduce demand and liquidity for senior bank high-yield and investment grade debt, which in turn is likely to lead some banks and other lenders to be unwilling or significantly less willing to finance new Portfolio Assets or to only offer financing for Portfolio Assets on less favorable terms than had been prevailing in the past. The Fund’s ability to generate returns may be adversely affected to the extent the Fund is unable to obtain favorable financing terms for its Portfolio Assets. In the event that the Fund is unable to obtain debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, the Fund may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the income earned. Similarly, CIM’s funds historically have regularly utilized debt markets in order to obtain financing for their operations. A market turmoil may have an adverse impact on the availability of credit to businesses generally, which in turn may adversely affect or restrict the ability of the Fund to sell or liquidate assets at favorable times or at favorable prices or which otherwise may have an adverse impact on the business and operations of the Fund. Interest rate changes may also affect the value of a debt instrument directly (in the case of adjustable rate instruments) or indirectly (in the case of fixed rate instruments). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. The U.S. Federal Reserve may at some point in the future tighten the monetary supply and increase benchmark interest rates, which would be expected to negatively impact the price of debt securities and could adversely affect the value of the Fund’s assets.
The military operations of the United States and its allies, the instability in various parts of the world and the increasing prevalence of terrorist attacks throughout the world could have significant adverse effects on the global economy.
A terrorist attack involving a property owned by the Fund may result in liability far in excess of available insurance coverage and have adverse consequences for all assets. The Fund is expected to have significant holdings in large metropolitan areas. In the aftermath of a terrorist attack, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in the Fund’s properties and force the Fund to lease space on less favorable terms. As a result, the value of the Fund’s properties and the level of its revenues and cash flows could decline materially. The General Partner cannot predict the likelihood of these types of events occurring in the future or how such events may affect the Fund’s assets.
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have a material adverse impact on our financial performance and results of operations.
While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including those of certain of our tenants. Moreover, with the potential for new variants of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, the potential global impacts are uncertain and difficult to assess.
While we believe that our business is well-positioned for the post-COVID environment, long-term macroeconomic effects, including from supply and labor shortages, of the COVID-19 pandemic may in the future have an adverse impact on our results of operations and cash flows, and may have an adverse impact on our ability to source new investments and obtain financing.
The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, future variants of the virus, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance and results of operations.

Inflation could have a pronounced negative impact on the Fund’s mortgages and interest rates, the value of the Portfolio Assets and its general and administrative expenses, as these costs could increase at a rate higher than the rents collected at the Fund’s properties.
Inflation could also have an adverse effect on consumer spending, which could impact the sales of the Fund’s tenants and, in turn, any percentage rents collected by the Fund, where applicable. The economy is currently experiencing the effects of inflation and the Fund and Portfolio Assets may experience the foregoing consequences and other related consequences. Conversely, deflation could lead to downward pressure on rents and other sources of income.
The Fund may be exposed to substantial risk of loss arising from investments in Portfolio Assets involving undisclosed or unknown environmental problems, health or occupational safety matters or inadequate reserves, insurance or insurance proceeds for such matters that have been previously identified.
Under the laws, rules and regulations of various jurisdictions, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, on or in such property. Such laws may impose joint and several liability, which can result in a party being obligated to pay for greater than its share, or even all, of the liability involved. Such liability may also be imposed without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances and the person bearing liability may incur substantial costs in defending claims of liability. The cost of any required remediation and the owner’s liability therefor as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect the Fund’s ability to sell the real estate or to borrow funds using such property as collateral, which could have an adverse effect on the Fund’s return from such Portfolio Asset. In addition, remediated property may attract a limited number of potential purchasers because of the property’s history of contamination, which might also adversely affect the owner’s ability to lease and/or sell the property. Further, a transfer of property does not relieve from liability a person who owned the property at a time when hazardous or toxic substances were disposed of on, or released from, such property. Environmental claims with respect to a specific Portfolio Assets may exceed the value of such Portfolio Assets, and under certain circumstances, subject the other assets of the Fund to such liabilities. In addition, even in cases where the Fund is indemnified by the seller with respect to a Portfolio Assets against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities. Furthermore, some environmental laws create a lien on contaminated property in favor of governments or government agencies for costs they may incur in connection with the contamination.
Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation, and/or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. The Fund will also be subject to risks associated with human exposure to chemical and/or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. The Fund could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination and/or human exposure to contamination at or from the Fund’s properties.
The ongoing presence of environmental contamination, pollutants or other hazardous materials on a property (whether known at the time of acquisition or not) could also result in personal injury (and associated liability) to persons on the property and persons removing such materials, future or continuing property damage (which may adversely affect property value) or claims by third parties, including as a result of exposure to such materials through the spread of contaminants. In addition, the Fund’s operating costs and performance may be adversely affected by compliance obligations under environmental protection statutes, rules and regulations relating to Portfolio Assets, including additional compliance obligations arising from any change to such statutes, rules and regulations. Statutes, rules and regulations may also restrict development of, and use of, property. Certain clean-up actions brought by state, country and local agencies and private parties may also impose obligations in relation to Portfolio Assets and result in additional costs to the Fund.
Additionally, there has been litigation and concern about indoor exposure to certain types of toxic mold, and it is impossible to eliminate all mold and mold spores in the indoor environment. The continued presence of certain types of toxic mold could materially decrease property values, cause the Fund to incur substantial remediation costs and lead to an increased risk of lawsuits by affected persons.

Further, even in cases where the Fund is indemnified by the seller with respect to an asset against environmental liabilities, including liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities.
Environmental conditions that may exist or arise in the future associated with assets outside the United States may give rise to similar, and possibly more onerous, risks and obligations under current or future legal standards and requirements in such jurisdictions.
Prior to closing any new property acquisition, the Fund may, if appropriate, obtain such environmental assessments as may be prudent in order to attempt to identify potential environmental concerns at such properties. These assessments will be carried out in accordance with accepted industry practices and generally may include, depending on the circumstances presented, a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs.
The acquisition, ownership and disposition of real properties carry certain other specific litigation risks.
Litigation may be commenced with respect to a property acquired by the Fund or its subsidiaries in relation to activities that took place prior to the Fund’s acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset, or, alternatively, that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of the Fund’s efforts to maximize sale proceeds. Similarly, successful buyers may later sue the Fund under various damage theories, including those sounding in tort for losses associated with latent defects or other problems not uncovered in due diligence.
Failure to obtain required approvals and/or licenses necessary to acquire or operate real properties may adversely impact its strategy.
The Fund or its affiliates may be required to obtain various approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of its real estate-related activities including, without limitation, zoning, environmental or construction-related licenses and/or approvals. There is no assurance that the Fund or its affiliates can obtain any or all of these approvals and licenses or that it will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, the Fund or its affiliate will be subject to various disclosure and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that those requirements will be satisfied. Failure to obtain or maintain licenses will restrict the Fund’s options and ability to engage in desired activities, and could subject it to fines, suspensions, terminations and various other adverse actions if it is determined that the Fund has engaged without the requisite approvals or licenses in activities that required an approval or license.
The real estate industry is extensively regulated and subject to frequent regulatory change.
The adoption of new legislation or changes to, or new interpretations of, existing laws can have a significant impact on methods and costs of doing business and reimbursement amounts from governmental and other agencies. The real estate industry is, and will continue to be, subject to varying degrees of regulation and licensing by federal, state and local regulatory authorities in various states and localities. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility or sales to third parties or could result in additional costs to a Portfolio Asset and/or the Fund.
Additionally, where a property or portfolio entity holds a concession or lease from the government, the concession or lease may restrict the Fund’s ability to operate the property or portfolio entity in a way that maximizes cash flows and profitability. The lease or concession may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, the lease or concession may enable the government to terminate the lease or concession in certain circumstances without requiring payment of adequate compensation.

Certain properties or related real estate assets in which the Fund deploys capital, especially those that have not yet achieved stabilization, may be expected to require additional financing to satisfy their working capital requirements, development requirements and/or acquisition strategies.
The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset. If the funds provided are not sufficient, the Fund may have to raise additional capital from existing or new Limited Partners. In addition, the Fund may make additional debt and/or equity Portfolio Assets and/or exercise warrants, options or convertible securities that were acquired in the initial acquisition of such asset in order to preserve the Fund’s proportionate ownership or to protect such Portfolio Asset when a subsequent financing is planned or when such asset’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of the Fund or any Portfolio Asset. There can be no assurance that the General Partner will be able to predict accurately the future capital requirements necessary for the success of a particular Portfolio Asset or that additional funds therefor will be available from any source.
The Fund may hold a non-controlling interest in certain Portfolio Assets and, therefore, may have a limited ability to protect its position in such Portfolio Assets.
The Fund’s control over the policies of such Portfolio Assets may be limited. This could result in the Fund’s holdings being frozen in minority positions that incur substantial losses. In such cases, the Fund will be significantly reliant on the other sponsors of the transaction, if any, and on the existing management and board of directors of such companies, which may include representation of other financial participants with whom the Fund is or is not affiliated and whose interests may conflict with the interests of the Fund. The Fund may co-invest with Limited Partners, third parties or affiliated entities through joint ventures or other entities. Such holdings may involve risks in connection with such Limited Partners, third-party or affiliate involvement including, without limitation, the possibility that a co-venturer may have financial, legal and/or regulatory difficulties resulting in a negative impact on such holding, may have economic and/or business interests or goals that are inconsistent with those of the Fund or may be in a position to take (or block) action in a manner contrary to the Fund’s objective. These and other problems, including the deterioration of the business relationship between CIM and the co-venturer, could have a material adverse effect on any such Portfolio Asset and the Fund. In addition, the Fund may in certain circumstances be liable for the actions of its co-venturers. While the General Partner will review the qualifications and previous experience of co-venturers or partners, the selection of a co-venturer is inherently based on subjective criteria with the result that the performance and abilities of a particular co-venturer will be difficult to assess. In addition, the General Partner does not expect to obtain financial information from, or to undertake private investigations with respect to, prospective co-venturers or partners. In those circumstances where such third parties involve a management group or strategic participant, such third parties may receive compensation arrangements relating to such assets, including incentive compensation arrangements. Additionally, the use of grants or other tax-related incentives may be limited in the case of minority or non-controlling interests.
In certain other Portfolio Assets, the Fund may exercise control. The exercise of control over an entity can impose additional risks of liability for environmental damage, failure to supervise management, violation of government regulations (including securities laws) or other types of liability in which the limited liability characteristics of business ownership may be ignored. If these liabilities were to arise, the Fund might suffer a significant loss.
Although non-control acquisitions may also be made (as noted above), the Fund generally intends to acquire Portfolio Assets from time to time that allow the Fund to acquire control or exercise influence over management and the strategic direction of Portfolio Assets. The exercise of control over Portfolio Assets imposes additional risks of liability for environmental damage, workplace accidents, failure to supervise management and other types of liability in which the limited liability characteristic of business operations generally may be ignored or not respected. The exercise of control over a Portfolio Asset could expose the assets of the Fund to claims related to such Portfolio Asset, its shareholders and/or its creditors. While the General Partner intends to manage the Fund in a manner that will minimize the exposure of these risks, the possibility of successful claims cannot be precluded.
Capital and credit market conditions may adversely affect demand for our properties and the overall availability and cost of credit.
In periods when the capital and credit markets experience significant volatility, demand for our properties and the overall availability and cost of credit may be adversely affected. No assurances can be given that the capital and credit market conditions will not have a material adverse effect on our business, financial condition, results of operations, cash flow or to maintain our level of distributions on our Units.

In addition, we could be adversely affected by significant volatility in the capital and credit markets as follows:
•the tenants in our office properties may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and tenant recoveries. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting our ability to maintain occupancy levels; and
•constraints on the availability of credit to tenants, necessary to purchase and install improvements, fixtures and equipment and to fund business expenses, could impact our ability to procure new tenants for spaces currently vacant in existing office properties or properties under development.
In March 2023, three banks in the United States were placed into receivership by a federal banking regulator. In addition, in late March 2023, a large international financial institution suffering distress was forced by its principal regulator to be acquired by its rival. These events have caused great uncertainty and turmoil in the credit markets globally and may cause financial institutions to reduce their lending, which in turn could adversely affect our ability to access capital markets for our liquidity needs and/or cause our cost of capital to increase.
We will endeavor to limit uninsured deposits that we have with banks. Nevertheless, if a bank in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss of funds on deposit, lack of access to funds held at banks could adversely impact our short-term liquidity and ability to meet our operating expenses or working capital needs.
Certain Risks Relating to Infrastructure Portfolio Assets
Investment in infrastructure assets involves many significant relatively unique and acute risks.
Project revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of the investment or related project. Events outside the control of a Portfolio Asset, such as political action, governmental regulation, demographic changes, economic growth, increasing fuel prices, government macroeconomic policies, toll rates, social stability, competition from untolled or other forms of transportation, natural disasters, changes in weather, changes in demand for products or services, bankruptcy or financial difficulty of a major customer and/or acts of war or terrorism, could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities. In turn, this may impair a Portfolio Asset’s ability to repay its debt or make distributions to the Fund or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of infrastructure assets or businesses involve various risks and is subject to substantial regulation (as described below), many of which may not be under the control of the owner/operator, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities. Although Portfolio Assets may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of a Portfolio Asset’s losses.
Investments in infrastructure assets are generally less liquid and involve a longer holding period than traditional private equity investments, which are themselves often considered illiquid and long-term.
Moreover, investments in unlisted companies can be difficult to realize. Although investments by the Fund are expected to generate some current income, the return of capital and the realization of gains, if any, from an investment may only occur upon the disposition of such investment. While an investment may be sold at any time, it is generally expected that this will not occur for a number of years after the investment is made. Therefore, no assurance can be given that, if the Fund is determined to dispose of a particular investment held by the Fund, it could dispose of such investment at a prevailing market price, and there is a risk that disposition of such investments may require a lengthy time period or may result in distributions in kind to investors. The Fund will generally not be able to sell its investments through the public markets unless their sale is registered under applicable securities laws or unless an exemption from such registration requirements is available. Additionally, there can be no assurances that investments can be sold on a private basis. In addition, in some cases the Fund may be prohibited by contract or legal or regulatory reasons from selling certain securities for a period of time. Furthermore, infrastructure investments by their nature are subject to industry cyclicality, downturns in demand, market disruptions and the lack of available capital for potential purchasers and are therefore often difficult or time consuming to liquidate.
Some or all of the Fund’s investments may be subject to the risks inherent in the ownership and operation of assets or business that derive a substantial amount of their value from real estate and real estate-related interests.
These types of underlying interests are typically illiquid. Deterioration of real estate fundamentals may negatively impact the performance of such investments. Such changes in fundamentals could involve fluctuations as a result of general and local economic conditions, overbuilding and increased competition, increases in property taxes and operating expenses, changes in environmental and zoning laws, casualty or condemnation losses, environmental liability, regulatory limitations on rents, changes in neighborhood values, changes in the appeal of properties to tenants, the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, natural disasters, increase in interest rates and/or other factors that are beyond the control of the General Partner.
Additionally, the Fund may acquire assets in jurisdictions where indigenous rights (e.g., with respect to tribes or other dispossessed people/communities) to land exist. While the Fund will generally conduct due diligence in such jurisdictions to determine the extent to which it may be affected by such rights, it may not be possible to mitigate against or remove a risk associated with indigenous claims. Additionally, any declaration of title in respect of government protected land on which infrastructure assets are located may negatively affect the operation of those businesses.
In many instances, the operation or acquisition of infrastructure assets involves an ongoing commitment to or from a governmental agency.
The nature of these obligations and dependencies exposes the owners of infrastructure assets to a higher level of regulatory control than typically imposed on other businesses, especially given that governmental entities have considerable discretion to change or increase regulation of the operations of portfolio investments, or to implement laws, regulations or policies affecting their operations, separate from any contractual rights that the government counterparties may have. The Fund may not receive the initial regulatory approval needed to acquire or operate an investment, including after the Fund has incurred substantial costs pursuing such investment. Additional or unanticipated regulatory approvals, including renewals, extensions, transfers, assignments, reissuances or similar actions, may be required to acquire or operate infrastructure assets, and additional approvals may become applicable in the future due to a change in laws and/or regulations, a change in the Portfolio Asset’s customer(s), desire to expand the Portfolio Asset’s business or other reasons. Furthermore, permits or special rulings may be required with respect to taxation, financial and regulatory-related issues. There can be no assurance that a Portfolio Asset will be able to (i) obtain all required regulatory approvals that it does not yet have or that it may require in the future, (ii) obtain any necessary modifications to existing regulatory approvals and/or (iii) maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility or sales to third parties or could result in additional costs to a Portfolio Asset and the Fund.
Additionally, where a Portfolio Asset holds a concession or lease from the government, the concession or lease may restrict the Portfolio Asset’s ability to operate the business in a way that maximizes cash flows and profitability. The lease or concession may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, the lease or concession may enable the government to terminate the lease or concession in certain circumstances without requiring payment of adequate compensation.
Even though most permits and licenses are obtained prior to the commencement of full project operations, many of these licenses and permits are required to be maintained over the project’s life. If a Portfolio Asset fails to comply with these regulations or contractual obligations, it could be subject to monetary penalties or the Fund may lose its right to operate the affected Portfolio Asset, or both. Regulators may impose conditions on the operations and activities of the Fund’s Portfolio Assets as a condition to granting its approval or to satisfy regulatory requirements, which may limit the activities of the Fund’s Portfolio Assets. In addition, the relevant governmental agencies may impose conditions of ongoing ownership or equivalent restrictions on the Fund in respect of the underlying infrastructure assets.
Recently, two of our solar projects filed applications with the U.S. Federal Energy Regulatory Commission (“FERC”) requesting authority to make sales of energy, capacity, and ancillary services at market-based rates. The applications were filed in December 2023, after the projects started producing energy. On April 18, 2024, FERC issued an order granting each of the projects market-based rate authority, with one project’s authority becoming effective February 17, 2024 and the other project’s authority becoming effective February 18, 2024. The orders further direct each project to pay refunds on any sales that were made prior to the effective date of their market-based rate authority. The projects are required to pay refunds within 30 days of the orders and to make a filing with FERC detailing their calculation of refunds. The projects currently are calculating the refunds that will need to be paid in accordance with the orders and anticipate that they will be able to reduce their refund liability to allow them to recover certain costs associated with operating the resources.
The successful development and construction of new or expansion infrastructure projects entails a variety of risks (some of which may be unforeseeable at the time a project is commenced) and may require or result in the involvement of a broad and diverse group of stakeholders who will either directly influence or potentially be capable of influencing the nature and outcome of the project.
Such factors may include, but are not limited to: political or local opposition, receipt of regulatory approvals or permits, site or land procurement, environmentally related issues, construction risks and delays (such as late delivery of necessary equipment), labor disputes (such as work stoppages), counterparty non-performance, project feasibility assessment, less than optimal coordination with public utilities in the relocation of their facilities, dealings with and reliance on third-party consultants, slower than projected construction progress and/or the unavailability or late delivery of necessary equipment, legal action from special interest groups, adverse weather conditions and unexpected construction conditions. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on the Fund. When making a portfolio investment, value may be ascribed to infrastructure projects (new or expansion) that do not achieve successful implementation, potentially resulting in a lower than expected returns over the life of the investment. In addition, there are significant capital expenditures associated with the development and operating costs of infrastructure assets generally. Construction costs may exceed estimates for various reasons, including but not limited to inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Delays in project completion can result in an increase in total project construction costs through higher capitalized interest charges and additional labor and material expenses and, consequently, an increase in debt service costs and insufficient funds to complete construction. Delays may also result in adverse effects on the scheduled flow of project revenues necessary to cover the scheduled operations-phase debt service costs, lost opportunities, increased operations and maintenance expenses, and/or damage payments for late delivery. Investments under development or investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. Market conditions may change during the course of development that makes such development less attractive than at the time it was commenced.
The operations of infrastructure assets and businesses are exposed to unplanned interruptions caused by significant catastrophic events, such as cyclones, earthquakes, landslides, floods, explosions, fires, terrorist attacks, major plant breakdowns, pipeline or electricity line ruptures or other disasters.
Operational disruption, as well as supply disruption, could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in permanent loss of customers, substantial litigation and/or penalties for regulatory or contractual non-compliance. Moreover, any loss from such events may not be recoverable under relevant insurance policies. Business interruption insurance is not always available, or economical, to protect the business from these risks. Industrial action involving employees or third parties may also disrupt the operations of infrastructure projects. Infrastructure projects are exposed to the risk of accidents that may give rise to personal injury, loss of life, damage to property, disruption to service and/or economic loss.
Demand, usage, and throughput risk can affect the performance of infrastructure assets.
To the extent that the Fund’s assumptions regarding demand, usage, and/or throughput prove incorrect, returns to the Fund could be adversely affected. Some of the portfolio investments may be subject to seasonal variations, including greater revenues and profitability during different seasons of the year. Accordingly, the Fund’s operating results for any particular portfolio investment in any particular quarter may not be indicative of the results that can be expected for that portfolio investment throughout the year.
Moreover, Portfolio Assets may face competition from other infrastructure assets in the vicinity of the assets they operate. If Portfolio Assets are unable to compete successfully with such alternatives, the Fund’s business, financial condition, and/or results of operation could be materially and adversely affected.

Certain infrastructure assets may be subject to rate regulations that determine or limit the prices they may charge, particularly if a Portfolio Asset is the sole or predominant service provider in its service area or provides services that are essential to the community.
Unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in a Portfolio Asset’s profits being negatively affected and it not meeting initial return expectations. In particular, some Portfolio Assets may derive substantially all their revenues from collecting tolls from vehicles using roads, tunnels or bridges or from subway fares. Users of the toll roads, bridges, tunnels, railroads, and subways may react negatively to any adjustments to the applicable rates, for example by avoiding tolls or refusing to pay tolls, resulting in lower traffic volumes and reduced revenues. Toll rates and subway fares are typically set by the relevant concession company and the relevant governmental entity. Adverse public opinion, or lobbying efforts by specific interest groups, could result in governmental pressure on portfolio investments to reduce their rates or fares or to forgo planned rate or fare increases.
The relevant governmental entities may seek to limit the Fund’s ability to increase, or may seek to reduce, toll rates and fares as a result of factors such as general economic conditions in the country, negative consumer perceptions, the prevailing rate of inflation, traffic volume, and general public sentiment. Furthermore, the General Partner cannot guarantee that governmental entities with which Portfolio Assets have concession agreements will not try to exempt certain vehicle or passenger types from tolls or fares or negotiate lower toll or fare rates. If public pressure and/or government action forces Portfolio Assets to restrict their toll or fare rate increases or reduce their toll or fare rates, and they are not able to secure adequate compensation to restore the economic balance of the relevant concession agreement, the Fund’s business, financial condition, and/or results of operations could be materially and adversely affected.
The success of public infrastructure projects is often dependent on governmental funding or subsidies.
Governments typically have considerable discretion in determining the amount of funding or subsidies to allocate to such public infrastructure projects. Lack of governmental funding or subsidies due to governmental budgetary constraints could adversely impact the overall development and availability of public infrastructure projects, result in privatization of certain types of assets, and/or otherwise result in an increase in competition among other providers of capital (e.g., private infrastructure investors) for such infrastructure assets, which may make it more difficult for the Fund to effectively consummate investments in or relating to such infrastructure projects.
Investments in renewable energy and related businesses and / or assets currently enjoy support from national, state and local governments and regulatory agencies designed to finance or support the financing development thereof, and such support may not exist in the future.
Similar support, initiatives and arrangements exist in non-U.S. jurisdictions as well, in particular the EU. Non-U.S. jurisdictions may have more variable views on policies regarding renewable energy (and, for example, may be more willing or likely to abandon initiatives regarding renewable energy in favor of more carbon-intensive forms of traditional energy generation). The combined effect of these programs is to subsidize in part the development, ownership and operation of renewable energy projects, particularly in an environment where the low cost of fossil fuel may otherwise make the cost of producing energy from renewable sources uneconomic. The operation and financial performance of any renewable energy investment may be significantly dependent on governmental policies and regulatory frameworks that support renewable energy sources. There can be no assurance that government support for renewable energy will continue, that favorable legislation will pass or that the electricity produced by the renewable energy investments will continue to qualify for support through applicable renewable portfolio standards programs. The elimination of, or reduction in, government policies that support renewable energy could have a material adverse effect on a renewable energy investment’s financial condition or results of operation. To the extent any tax credits, other favorable tax treatment or other forms of support for renewable energy are changed, the Fund’s renewable energy investments may be negatively impacted.
The market for renewable energy products is emerging and rapidly evolving, and its future success is uncertain.
If renewable energy technologies in which the Fund invest prove less commercially viable as a result of new technologies that are more efficient, the investments could be unable to generate enough revenue to achieve and sustain profitability. In addition, demand for renewable products in the markets and geographic regions that the Fund targets may not develop or may develop more slowly than anticipated. Many factors will influence the widespread adoption of renewable energy technology and demand for renewable energy products, including the cost-effectiveness, performance and reliability of renewable energy technology and the availability of government subsidies and incentives. In particular, the wholesale market price for renewable energy could be impacted by a number of factors beyond our control. The projects in which we invest may seek to lock in renewable energy prices by entering into long term off-take contracts with purchasers, but those contracts may prove not to be as attractive as spot market prices that could be obtained in the future.

The projects in which the Fund invests may also enter into off-take agreements that are subject to re-contracting in the future. If the price of electricity in power markets is declining at the time of such re-contracting, it may impact our ability to re-negotiate or replace these contracts on terms that are acceptable to us. Conversely, what appears to be an attractive price at the time of contracting or re-contracting could, if power prices rise over the power purchase agreement’s term, result in us having committed to sell power in the future at below market rate. In the event that an off-take counterparty fails to perform its obligations under a contract with us, market rates at the time we seek to replace the counterparty may not be as attractive as the original contract.
The amount, timing and cost of generating electricity from renewable energy resources may not meet expectations and may vary significantly from period to period.
Unfavorable solar or wind conditions, or other energy resources replenished by a natural process, may cause project facilities to not meet anticipated generation levels or the rated capacity of its generation assets. The intermittent nature of renewable energy resources and the irregular generation levels may adversely affect the Fund’s results from operations and cash flows from renewable energy investments.
Renewable energy technology may become obsolete.
The renewable energy industry is subject to continual technological innovation. Renewable energy products and services interact with a variety of hardware and software technology systems and devices. An investment may be required to implement new technologies or adapt existing technologies in response to changing market conditions, customer preferences, industry standards or inability to secure necessary intellectual property licenses, which could require significant capital expenditures. It is also possible that one or more of a portfolio company’s competitors could develop a significant technological advantage that allows them to provide additional or superior products or services, or to lower their price for similar products or services, that could put an investment at a competitive disadvantage. The inability to adapt to changing technologies, market conditions or customer preferences in a timely manner could have a material adverse effect on the Fund’s investment strategy, business, financial condition, cash flows or results of operations.
The widespread deployment of energy storage technologies is still a nascent market. Market rules and structures to compensate energy storage projects for the provision of grid services, load shift, transmission and distribution deferral and defrayal, among other potential sources of value, may not provide sufficient revenue relative to cover the cost of investment.
Growth in the energy storage market is highly dependent on a continued decline in battery prices as batteries represent the largest component of system cost. Any disruption in the supply of batteries resulting in higher than expected battery pricing or stagnation in the level of price declines for batteries could result in slower than expected growth in the Fund’s target markets and, as a result, could have a material adverse effect on investments. The financial performance of the Fund will depend on the maturation of the energy storage market and the ability of the Fund to defray costs associated with energy storage investments.
Further, many energy storage products make use of lithium-ion batteries, which have been observed in certain applications, such as automotive applications, to catch fire or vent smoke and flame. Such events have raised concerns, and future events may lead to additional concerns, about the safety of lithium-ion batteries. Negative public perceptions regarding the suitability of lithium-ion batteries for energy storage applications or any future incident involving lithium-ion batteries, even if such incident does not involve an investment or relate to an application other than energy storage, could negatively impact the continued adoption of energy storage products and have a material adverse impact on investments.
Certain Risks Relating to the Operations of the Fund
An affiliate of CIM has entered into a credit facility that is secured by a pledge of, among other things, the Manager’s right to receive management fees from various funds for which it serves as manager and/or operator and various CIM affiliates’ right to receive carried interest from such funds.
Such credit facility may also be secured by the right to receive management fees by the Manager, the right to receive carried interest by the General Partner, the limited partnership interest held by the General Partner and any limited partnership interest held by the General Partner or its affiliates. Such credit facility is not expected to be recourse to the Fund or its assets or to Limited Partners not affiliated with the General Partner and is not expected to, but may be secured by a pledge of the General Partner’s right to distributions from interest as general partner in the Fund. The lender under such credit facility is not expected to have the right to assume, direct, exercise or enforce the General Partner’s rights or responsibilities as general partner of the Fund. The credit facility contains restrictions on CIM’s ability to decrease, cancel or terminate certain management fees and, following the Initial Closing, these restrictions may apply to the management fees, and CIM may further agree not to amend, or consent to any amendment of, the Partnership Agreement in any manner that would materially decrease, cancel or terminate any management fees or other fees payable to the Manager or any carried interest payable to the General Partner.
If the Fund acquires a Portfolio Asset in a transaction with the intent of refinancing a portion of that Portfolio Asset, there is a risk that the Fund will be unable to complete the refinancing successfully.
There is also a risk that certain Portfolio Assets with financing in place may be difficult or impossible to refinance when the loan matures. The inability to complete a refinancing or to complete one as quickly as originally planned would lead to increased risk as a result of the Fund having a larger long-term outlay than expected and reduced diversification. In addition, if a loan matured before refinancing could be procured, the lender could foreclose on the collateral and the Fund might suffer losses as a result of that foreclosure. Further, particularly for large properties in metropolitan areas and other strategic assets, lenders may require insurance against terrorist acts or other events that may be either uninsurable or insurable only at high rates, and the unavailability of such insurance may make it difficult to finance or refinance certain Portfolio Assets.
The Fund may use a substantial amount of leverage in connection with its Portfolio Assets, including for making distributions to Limited Partners.
This leverage may subject such assets to restrictive financial and operating covenants, which may impair the ability for such assets to finance their future operations and capital needs and/or limit their flexibility to respond to changing business and economic conditions. While leverage presents opportunities for increasing the Fund’s total return, the ability of the Fund to achieve its stated targeted returns may be linked to the Fund’s ability to locate and obtain leverage at appropriate levels and costs. Furthermore, while the use of leverage may enhance returns and increase the number of acquisitions that can be made, it may potentially increase losses as well. The cumulative effect of the use of leverage by the Fund in a market that moves adversely to the Fund’s assets could result in a loss to the Fund that would be greater than if leverage had not been used. Leverage will increase the exposure of such assets to adverse economic factors such as significantly rising interest rates, economic downturns, and/or deteriorations in the condition of the real estate asset or its market. The net income and net assets of a leveraged entity (such as the Fund) will tend to increase or decrease at a greater rate than if borrowed money were not used. Lenders or other holders of senior positions will be entitled to a preferred cash flow prior to the Fund receiving a return on leveraged assets, and, in the event an asset is unable to generate sufficient cash flow to meet the principal and/or interest payments on its indebtedness, the value of the Fund’s Portfolio Assets could be significantly reduced or even eliminated. Also, if a property or properties are mortgaged to secure payment of indebtedness and such mortgage payments are not made, the property or properties could be foreclosed upon by the mortgagee or otherwise transferred to the mortgagee.
The Fund may also engage in financings directly at the fund level (rather than at the level of the particular vehicles or entities through which the Fund deploys capital). The rights of any lenders making loans directly to the Fund to receive payments of interest or repayments of principal will be senior to those of the Limited Partners, and the terms of any borrowings may contain provisions that limit distributions to the Limited Partners or certain other activities of the Fund. Payments of interest and fees incurred in connection with the borrowings will reduce any income the Fund would otherwise have available. The Fund’s obligations to make interest and/or principal payments on borrowings may prevent the Fund from taking advantage of attractive opportunities. In addition, if the Fund does not generate sufficient cash flow from operations, it may not be able to repay borrowings or it may be forced to sell Portfolio Assets at disadvantageous times to repay borrowings. If a default occurs under a financing, the lender may demand payment and pursue other remedies (such as foreclosure of any collateral) if payment is not made. Defaults may result from a number of potential issues including, without limitation, the inability or failure to comply with financial covenants. The Fund’s performance may be adversely affected if it is not able to repay borrowings at maturity (because of the continuing interest expense) and/or if it is forced to sell Portfolio Assets at disadvantageous times in order to repay borrowings. Moreover, in these circumstances, the Fund would likely sell its more liquid assets first to repay borrowings, thus increasing its concentration of Portfolio Assets that are not liquid or readily marketable. If the Fund engages in financings where several assets are cross-collateralized, the Fund could lose its interests in performing Portfolio Assets in the event such performing Portfolio Assets are cross-collateralized with poorly performing Portfolio Assets.
Leveraging the Fund’s assets will involve significant complexity. Any recurrence of the significant contraction in the market for debt financing that occurred in 2008 and 2009 or other adverse changes relating to the terms of such debt financing with, for example, higher interest rates and/or more restrictive covenants, particularly in the area of acquisition financings for real estate-related transactions, may significantly affect the Fund’s ability to obtain favorable financing terms for its Portfolio Assets, which may adversely affect the Fund’s ability to generate returns for the Limited Partners. In the event that the Fund is unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on other unfavorable terms, the Fund may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the income earned by the Limited Partners. There can be no assurance that the Fund will be able to obtain financing and, to the extent that it is available, there can be no assurance that such financing will be on terms favorable to the Fund, including with respect to interest rates or other material terms. The failure of the Fund to obtain financing on favorable terms (or at all) could adversely affect the returns of the Fund.
Borrowings under a proposed credit facility may be secured, among other things, by the Limited Partners’ interests in the Fund and their obligations to make capital contributions to the Fund. Any inability of the Fund to repay such borrowings could enable a lender to call capital from the Limited Partners and to take action against the Limited Partners and their interests in the Fund to the extent that such Limited Partners fail to fund any such capital call. In connection with the foregoing, the General Partner will have the right to agree (i) to subordinate distributions to the Limited Partners to payments required in connection with any borrowings, guarantees or other extensions of credit and (ii) that during the term of any borrowings or guarantees, the Fund will not initiate bankruptcy, insolvency, liquidation, reorganization, dissolution proceedings or any analogous proceedings without the consent of any lender to the Fund. The use of such leverage may limit a Limited Partner’s ability to use its interests in the Fund as collateral for its other indebtedness.
In addition, the Fund may pledge its (or its subsidiaries’) rights in the Portfolio Assets as collateral or security for any financing incurred by the Fund. Any inability of the Fund to repay such borrowings could enable a lender to exercise with respect to the Portfolio Asset which may result in the Fund losing control of such Portfolio Asset and could adversely affect the returns of the Fund. A lender exercising its rights in a foreclosure scenario does not owe any fiduciary duty to the Fund and therefore may make decisions harmful to the underlying obligor, the Limited Partners and the Fund.
In the event that a Limited Partner defaults with respect to any portion of its Capital Commitment, such Limited Partner will be subject to the default remedies set forth in the applicable Agreement, including forfeiture of its voting rights and a substantial portion of its interest in the Fund and/or the cancellation of its Undrawn Commitment.
If the payments made by non-Defaulting Limited Partners (as defined below) and borrowings by the Fund are inadequate to cover the defaulted amounts, the Fund may not be able to pay its obligations when due and may be subject to significant penalties that could limit opportunities for diversification and materially adversely affect the returns to Limited Partners. In addition, if a Limited Partner defaults, non-Defaulting Limited Partners may be obligated to make capital contributions (in proportion to but not in excess of their undrawn commitments) to the Fund to make up for the amounts not paid by such defaulting Limited Partner. Lack of capital may also cause the Fund to lose valuable opportunities. Any default by one or more Limited Partners could have a deleterious effect on the Fund, its assets and the Units of the other Limited Partners.
Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact the Fund.
Cybersecurity incidents and cyber-attacks have been occurring globally at more frequent and severe levels and will likely continue to increase in frequency in the future. As part of its business, CIM processes, stores and transmits large amounts of electronic information, including information relating to the transactions of the Fund and personally identifiable information of the Limited Partners. Similarly, service providers of CIM may process, store and transmit such information. CIM’s information and technology systems may be vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes, typhoons, earthquakes, wars, terrorist attacks and other similar events. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers”, threat actors, “hacktivists”, organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to heightened risk of these attacks, including retaliatory cyberattacks. Measures designed to manage risks relating to these types of events cannot provide absolute security. The techniques used to obtain unauthorized access to data, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time. If these systems are compromised, become inoperable for extended periods of time or cease to function properly, CIM may have to make a significant capital outlay to fix or replace them. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in CIM’s and/or the Fund’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to partners (and the beneficial owners of partners). A cybersecurity incident could have numerous material adverse effects, including on the operations, liquidity and financial condition of the Fund. Cyber threats and/or incidents could cause financial costs as well as numerous unforeseen costs, including: litigation costs, preventative and protective costs, remediation costs and costs associated with reputational damage, any one of which could be materially adverse to the Fund. Such a failure could harm CIM’s and/or the Fund’s reputation, subject any such entity and their respective affiliates to legal claims and otherwise affect their business and financial performance.
The service providers of CIM are subject to the same electronic information security threats as CIM. If a service provider fails to adopt or adhere to adequate data security policies, or in the event of a breach of its networks, information relating to the transactions of the Fund and personally identifiable information of the Limited Partners may be lost or improperly accessed, used or disclosed.
Remote work has become more common among the employees and personnel of our manager and other third-party service providers and has increased risks to the information technology systems and confidential, proprietary and sensitive data of our manager and other third-party service providers as more of those employees utilize network connections, computers and devices outside of the employer’s premises or network, including working at home, while in transit, and in public locations. Those employees working remotely could expose our manager and other third-party service providers to additional cybersecurity risks and vulnerabilities as their systems could be negatively affected by vulnerabilities present in external systems and technologies outside of their control.
Limited Partners making capital contributions after the Initial Closing either as newly admitted Limited Partners or by increasing their Capital Commitment will participate in existing Portfolio Assets, diluting the interest of existing Limited Partners therein.
The effect of such dilution could be especially pronounced if Limited Partners are admitted at a time when the Fund’s NAV is at a depressed level due to adverse market conditions or market disruption. Although such Limited Partners will contribute their pro rata share of previously made capital contributions, there can be no assurance that this payment will reflect the fair value of the Portfolio Assets at the time such Limited Partners make such capital contributions. Furthermore, the Fund’s organizational expenses will be amortized over such period as the General Partner determines, in its sole discretion, including over a period that may be a divergence from U.S. generally accepted accounting principles. Therefore, the Fund will not bear, and the NAV at which Limited Partners at subsequent capital contributions are admitted to the Fund will not reflect, such expenses after the amortization period.
The Fund’s NAV determines the value at which the Fund issues additional Units. As a result, as discussed above, a Limited Partner’s investment in Units could be diluted by the sale of additional Units. Further, if a Limited Partner requests a redemption, such Limited Partner’s Units may be redeemed at a different price than the price at which such Limited Partner originally purchased its Units. The General Partner will receive an Incentive Allocation on unrealized profit that may ultimately not be realized, and in the case such profit is not ultimately realized, such excess Incentive Allocation will not be returned to the Limited Partner.
In the event that there are substantial redemptions of the Units within a limited period of time, the Fund may find it difficult to adjust its strategies to the suddenly reduced amount of assets under management.
Under such circumstances, if the Fund elects to pay for redemptions in cash, the Fund may liquidate Portfolio Assets at an inappropriate time or on unfavorable terms, resulting in a lower NAV for the remaining Limited Partners and a lower Redemption Price for the redeeming Limited Partners. On an ongoing basis, irrespective of the period over which substantial redemptions occur, it may be more difficult for the Fund to generate additional profits operating on a smaller asset base, and as a result of liquidating assets to fund redemptions, the Fund may be left with a much less liquid portfolio. In addition, such redemptions may materially adversely affect the liquidity position of the Fund, including its ability to satisfy margin calls, satisfy other contractual payment obligations and make other uses of cash.
The General Partner may require the redemption of all or any portion of a Limited Partner’s Units.
The General Partner may require the redemption of all or any portion of such Limited Partner’s Units if, in the good faith judgment of the General Partner, (i) a significant delay, extraordinary expense or material adverse effect on the Fund or any of its affiliates, any individual, partnership, corporation, limited liability company, trust or other entity in which the Fund holds assets, any Partner or any prospective acquisition is reasonably likely to result without such redemption, (ii) a violation of any law, rule, regulation or policy is otherwise likely to result or (iii) the contractual rights of such Limited Partner would be materially and adversely affected by an amendment to the Partnership Agreement. Such a redemption could cause such Limited Partner, among other things, to incur transaction costs associated with the (partial or total) liquidation of the Fund’s portfolio or to miss an opportunity to recover earlier losses or to enjoy potentially attractive future returns.
Limited holdback on redemptions.
The General Partner will distribute (i) within thirty (30) calendar days after the applicable Redemption Date, an amount equal to ninety percent (90%) of the Redemption Price (without interest) and (ii) within ten (10) business days following the completion and release of the Fund’s quarterly unaudited consolidated financial statements with respect to such Redemption Date, an amount equal to the remaining balance of the Redemption Price (without interest), subject to any audit adjustments. The NAV for a redemption may be determined using estimates of the value of assets held by the Fund, and audited financials will generally not be prepared until the end of the calendar year. To the extent that a valuation adjustment with respect to any Redemption Price is identified pursuant to an annual audit of the Fund’s books, the General Partner will identify the calendar quarter in which such value adjustment occurred and will adjust the Redemption Price of the affected Limited Partners who withdrew and received distributions in respect of such redemption in such fiscal year. The Fund will generally not hold back cash amounts from the Redemption Price, and redeeming Limited Partners may not be required to return amounts received if the annual audit of the Fund is inconsistent with the estimates used to determine the Redemption Price. If a redeeming Limited Partner has been overpaid based on such inconsistency between the estimates and the final audited financials, the Fund (and, therefore, the non-redeeming Limited Partners) may be required to bear such losses.
In connection with the consummation of certain Portfolio Assets, the Fund expects to enter into swaps, caps and/or other hedging transactions designed to protect the Fund against adverse movements in interest rates.
While such transactions may reduce certain risks, such transactions themselves entail certain other risks or may react to movements in interest rates differently than originally expected. Thus, while the Fund may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates may result in a poorer overall performance for the Fund than if it had not entered into such hedging transactions.
The Fund may be required to make contingent funding commitments or guarantees to portfolio entities or vehicles or entities in or alongside which the Fund deploys capital and to provide other credit support arrangements in connection therewith.
Such credit support may take the form of a guarantee, a letter of credit or other forms of promise to provide funding. Such credit support may result in fees, expenses, and interest costs to the Fund, which could adversely impact the results of the Fund. Further, to the extent such credit support is not available or is not available at commercially attractive rates, the ability of the Fund to consummate Portfolio Assets and realize its objectives could be negatively impacted.
The Fund is exposed to the risk that third parties that may owe the Fund money, securities or other assets will not perform their obligations.
These parties include, without limitation, trading counterparties, clearing agents, exchanges, clearing houses, custodians, prime brokers, administrators, and other financial intermediaries. These parties may default on their obligations to the Fund due to bankruptcy, lack of liquidity, operational failure, and/or other reasons. This risk may arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to the Fund, or executing securities, futures, currency, or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries. Also, any practice of rehypothecation of securities of the Fund held by counterparties could result in the loss of such securities upon the bankruptcy, insolvency or failure of such counterparties.
The Partnership Agreement and Management Agreement include exculpation, indemnification and other provisions that limit the circumstances under which the General Partner, the Manager and others can be held liable to the Fund.
In such circumstances, the Fund would be required to indemnify the General Partner, the Manager, their respective affiliates and the respective current and former principals, managers, members, partners, shareholders, officers, directors, employees, agents and representatives thereof, as well as certain other persons who serve at the request of the General Partner or its affiliates for liabilities incurred in connection with the affairs of the Fund. Any Review Agent will also be entitled to the benefit of certain indemnification and exculpation provisions as set forth in the Partnership Agreement. In addition, the Fund may agree to indemnify and exculpate certain placement agents, finders and advisors engaged in connection with the placement of the Units to the maximum extent permitted by law. Such liabilities may be material and have an adverse effect on the returns to the Limited Partners. For example, in their capacity as directors of Portfolio Assets, the members, managers or affiliates of the General Partner may be subject to derivative or other similar claims brought by shareholders of such companies. The indemnification obligation of the Fund including, without limitation, the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would absent certain conduct by the indemnitees be payable from the assets of the Fund, including the undrawn Capital Commitments of the Limited Partners. Due to the open-end nature of the Fund, capital attributable to a Limited Partner admitted after the events giving rise to an indemnification obligation of the Fund may be used to fund such obligation. If the assets of the Fund are insufficient, the General Partner may recall distributions previously made to the Limited Partners, subject to certain limitations set forth in the Agreements. It should also be noted that the General Partner may purchase insurance for the Fund, the General Partner, the Manager and their respective affiliates, employees, agents and representatives, which insurance would be a Fund expense.
In addition, Limited Partners should note that the Partnership Agreement contains provisions that, subject to applicable law, (i) reduce or eliminate the duties, including fiduciary and other duties, to which the General Partner would otherwise be subject, (ii) waive duties or consent to the conduct of the General Partner that might not otherwise be permitted pursuant to such duties and (iii) limit the remedies of Limited Partners with respect to breaches of such duties. Additionally, certain service providers to the Fund, the General Partner, the Manager, their respective affiliates and other persons, including, without limitation, any Review Agent, may be entitled to exculpation and indemnification (in certain cases, on terms more favorable to them than those available to indemnitees generally). As a result, the Limited Partners may have a more limited right of action in certain cases than they would in the absence of such limitations.
Limited Partners’ rights to information regarding the Fund will be specified, and strictly limited, in the Partnership Agreement.
In particular, it is anticipated that the General Partner, the Manager and/or their respective affiliates will obtain certain types of material information from Portfolio Assets that will not be disclosed to Limited Partners because such disclosure is prohibited by contractual, legal or other obligations outside of the control of the General Partner, the Manager and/or their respective affiliates. Decisions by the General Partner, the Manager and/or their respective affiliates to withhold information may have adverse consequences for Limited Partners in a variety of circumstances. For example, a Limited Partner that seeks to transfer its Units may have difficulty in determining an appropriate price for such Units. Decisions to withhold information also may make it difficult for Limited Partners to monitor the General Partner, the Manager and their respective performance. Additionally, it is expected that Limited Partners that are offered the opportunity to co-invest in transactions may, by virtue of such participation or offer, have more information about the Fund and Portfolio Assets in certain circumstances than other Limited Partners generally and may be disseminated information in advance of communication to other Limited Partners generally.
Certain Limited Partners may request information from the General Partner relating to the Fund and, to the extent such information is readily available or may be obtained without unreasonable effort or expense, the General Partner will generally provide such Limited Partners with the information requested. Limited Partners that request and receive such information will consequently possess information regarding the business and affairs of the Fund that is not generally known to other Limited Partners. As a result, certain Limited Partners may be able to take actions on the basis of such information which, in the absence of such information, other Limited Partners do not take.
Because we do not have nomination and corporate governance, audit or compensation committees, investors will have to rely on the existing management team and the General Partner to perform these functions.
We do not have a nomination and corporate governance, audit or compensation committee and these functions are performed by the existing management team and the General Partner as a whole. Thus, there is a potential conflict in that the management team will participate in discussions concerning management compensation and audit issues that may affect management decisions. These decisions may not be in investors best interests.
We will incur increased costs as a result of operating as a reporting company, and our management will be required to devote substantial time to new compliance initiatives.
We will incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees and Sarbanes-Oxley Act of 2002, as amended (“SOX”) compliance costs. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, or a “smaller reporting company,” we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies” or “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and other SEC filings, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company” or a “smaller reporting company,” as applicable. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. We expect to remain a “smaller reporting company” for as long as the Units are not publicly traded. After, and if ever, we are no longer an “emerging growth company” or a “smaller reporting company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of SOX.
If our internal controls over financial reporting are not effective, our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
Pursuant to Section 404 of SOX, we will be required to furnish a report by its management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and counsel and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that it will be able to conclude within the prescribed timeframe that its internal control over financial reporting is effective as required by Section 404 of SOX. As a result, our Units could decline in value due to a loss of confidence in the reliability of our consolidated financial statements. In addition, we may be required to incur costs in improving its internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In connection with the restatements of our previously issued financial statements for the fiscal years ended December 31, 2021 and 2022 and the unaudited financial statements for the quarters ending June 30, 2023 and 2022 and September 30, 2023 and 2022, we identified a material weakness in our internal control over financial reporting, related to a failure to design and maintain an effective risk assessment process to identify and analyze significant internal and external circumstances and events to enable the identification and assessment of risks of material misstatements. Specifically, the Fund did not design and maintain effective controls to identify that certain business objectives involve substantive activities which are inconsistent with the definition of an investment company under the accounting standards. As a result, the Fund misinterpreted and misapplied investment company accounting standards in its financial statements. The Fund financial statements should have been presented under historical cost and consolidation accounting standards. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In response to the identified material weakness, management has developed and begun implementing a remediation plan to enhance its internal controls over financial reporting, which generally includes an enhanced risk assessment, additional employee training and implementation of additional control activities. Management will continue to monitor its internal controls over financial reporting until the controls have operated for a sufficient period of time to enable management to adequately test and conclude on the operating effectiveness of the controls. If any additional material weaknesses exist in the future, any such material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports. Additionally, investors may lose confidence in our financial reporting, we may incur significant costs in connection with a restatement and it may divert management or other human resources’ attention from the operation of the

Fund. We cannot provide more than reasonable assurance that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Certain Regulatory, Tax and Legal Risks
The Fund’s ability to achieve its objectives, as well as the ability of the Fund to conduct its operations, is based on laws and regulations which are subject to change through legislative, judicial and/or administrative action. Future legislative, judicial and/or administrative action could adversely affect the Fund’s ability to achieve its objectives, as well as the ability of the Fund to conduct its operations.
There continues to be significant discussion regarding enhancing governmental scrutiny and/or increasing the regulation of the private equity industry. On July 21, 2010, the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. A key feature of the Dodd-Frank Act is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to U.S. nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the “FSOC”), an interagency body created by the Dodd-Frank Act to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if the FSOC determines that such company is systemically important, in that it poses a risk to the U.S. financial system. The Dodd-Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly leveraged funds. On April 18, 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds, but it did not issue any proposed rules or regulations. While at this stage it is difficult to predict the scope of any new regulations, if regulations were to extend the regulatory and supervisory requirements, such as capital and liquidity standards, currently applicable to banks to other nonbank companies, or the Fund were considered to be engaged in certain “shadow banking” activities, either in the United States or in any other jurisdiction in which the Fund engages in investment activities, the regulatory and operating costs associated therewith could adversely impact the implementation of the Fund’s investment strategy and the Fund’s returns and may become prohibitive.
The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with certain private equity funds and hedge funds and other provisions that will affect the private equity industry, either directly or indirectly. Included in the Dodd-Frank Act is the so-called “Volcker Rule,” which takes the form of Section 13 of the Bank Holding Company Act of 1956 (as amended from time to time, and the rules promulgated thereunder, the “BHC Act”). Among other things, the Volcker Rule prohibits any “banking entity” (generally defined as any insured depository institution, subject to certain exceptions, any company that controls such an institution, a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law, and any affiliate or subsidiary of the foregoing entities) from sponsoring or acquiring or retaining an ownership interest in a private equity fund or hedge fund that is not subject to the provisions of the 1940 Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. The Volcker Rule also permits the Federal Reserve to require, by rule, that certain nonbank financial companies that have been determined to be systemically important by the FSOC and subject to supervision and regulation by the Federal Reserve (as discussed above) comply with additional capital requirements for, and additional quantitative limits with regard to, such activities, although such nonbank financial companies are not expressly prohibited from sponsoring or investing in such funds. The Volcker Rule became effective as a matter of statute on July 21, 2012, but banking entities had a so-called “conformance period,” which ran until July 21, 2015 (or July 21, 2017, in the case of investments in and relationships with certain “legacy funds” that were in place prior to December 31, 2013), to wind down, sell, transfer or otherwise conform their investments and activities to the Volcker Rule, absent an extension by the Federal Reserve or an exemption for certain “permitted activities.” On December 10, 2013, the Federal Reserve and other federal regulatory agencies issued final rules implementing the principal components of the Volcker Rule. Prospective Limited Partners that are banking entities should consult their bank regulatory counsel prior to purchasing Units. The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the private equity industry generally and/or on CIM or the Fund, specifically. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. Among other regulatory changes, the Reform Act amends various sections of the Dodd-Frank Act, including by modifying the Volcker Rule. The ultimate consequences of the Reform Act and other legislative and regulatory developments on the Fund and its activities remain uncertain. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on CIM or otherwise impede the Fund’s activities.

The enactment of these reforms and/or other similar legislation could have an adverse effect on the private investment funds industry generally and on the Manager and/or the Fund specifically, and may impede the Fund’s ability to effectively achieve its objectives.
If CIM advisors, or an affiliate thereof that is a registered investment adviser under the Advisers Act, is a Manager of the Fund, such Manager will be required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of such Manager to make regulatory filings with respect to the Fund and its activities under the Advisers Act (currently including, without limitation, Form PF and Form ADV), as well as other international jurisdiction-specific obligations). In light of the heightened regulatory environment in which the Fund and the Manager operate and the ever-increasing regulations applicable to private investment funds and their managers, it could become increasingly expensive and time-consuming for the Fund, the Manager and their affiliates to comply with such regulatory reporting and compliance-related obligations. The Fund will be required to bear the Fund’s expenses relating to compliance-related matters and regulatory filings relating to the activities of the Fund, which are likely to be material, including on a cumulative basis over the life of the Fund. For example, if a Manager is a registered investment adviser under the Advisers Act, Form PF will require that such Manager report the regulatory assets under management of the Fund, and because the Fund will be required to bear the Fund’s expenses relating to compliance-related matters and regulatory filings relating to the activities of the Fund, the Fund will bear the costs and expenses of initial and ongoing Form PF compliance applicable to the Fund, including costs and expenses of collecting and calculating data and the preparation of such reports and filings. Certain of these expenses are likely to be material, including on a cumulative basis over the life of the Fund. Any further increases in the regulations applicable to private investment funds generally or the Fund and/or the Manager in particular may result in increased expenses associated with the Fund’s activities and additional resources of the Manager being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for the Limited Partners and/or have an adverse effect on the ability of the Fund to effectively achieve its objective.
Furthermore, various federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investment by public pension plans and other similar entities, including investigations and requests for information, and in connection therewith, new and/or proposed rules and regulations in this arena may increase the possibility that the General Partner, the Manager and/or their respective affiliates may be exposed to claims and/or actions that could require a Limited Partner to redeem from the Fund. As a related matter, CIM may be required to provide certain information regarding Limited Partners to regulatory agencies and bodies in order to comply with applicable laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”).
As a result, there can be no assurance that any of the foregoing will not have an adverse impact on CIM or otherwise impede the Fund’s ability to effectively achieve its objectives.
If we fail to operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, which would materially adversely affect the Fund.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we meet the definition of an “investment company,” as such term is defined in either of those sections of the 1940 Act. We intend to conduct our operations so that we will not be deemed an “investment company” under the 1940 Act. In the event that the manner in which we conduct our operations changes such that we would be deemed an “investment company” under the 1940 Act, we intend to rely on the exemption from the registration requirements of the 1940 Act under Section 3(c)(5)(C) thereof as discussed above. See “Item 1 Business—Investment Company Act of 1940.”
If it were established that we were an unregistered “investment company” under the 1940 Act, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC. If we were required to register as an “investment company” under the 1940 Act, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in the Fund’s operations necessary to maintain CIM’s, the General Partner’s and/or their respective affiliates’ ability to rely upon the exemption from registration could adversely affect the Fund’s ability to implement its objectives, conduct its operations and/or achieve its objectives and/or subject the Fund to certain additional costs, expenses, and/or administrative burdens.
Furthermore, any determination by CIM, the General Partner or such affiliate, as applicable, to cease or to limit the acquisition of interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on the Fund’s ability to implement its objectives and to hedge risks associated with its operations. The Fund’s private placement memorandum, as amended and restated from time to time (the “Memorandum”) will not be required to be, and will not be, filed with the CFTC. The CFTC does not pass upon the merits of participating in the Fund or upon the adequacy or accuracy of the Memorandum. Consequently, the CFTC has not reviewed or approved, and will not review or approve, this offering, the Memorandum, this registration statement or any other offering memorandum for the Fund.
Some of the Units may be held by Limited Partners that are public pension plans and listed investment vehicles, which are subject to public disclosure requirements.
The amount of information about their investments that is required to be disclosed has increased in recent years, and that trend may continue. To the extent that the General Partner determines in good faith that, as a result of the U.S. Freedom of Information Act (“FOIA”), any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, a Limited Partner or any of its affiliates may be required to disclose information relating to the Fund, its affiliates, and/or any entity in which they directly or indirectly participate (other than certain fund-level, aggregate performance information described in the Partnership Agreement or the governing documents of any other fund entity), the General Partner may, in order to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to such Limited Partner. Conversely, potential future regulatory changes applicable to managers and/or the accounts they manage could result in the Manager and/or the Fund becoming subject to additional disclosure requirements the specific nature of which is as yet uncertain.
Economic sanction laws in the United States and other jurisdictions may prohibit CIM, CIM’s professionals and/or the Fund from transacting with or in certain countries and with certain individuals and companies.
In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers, and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at <http://www.treas.gov/ofac>. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may significantly restrict the Fund’s activities in certain emerging market countries.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. CIM, the CIM professionals and/or the Fund are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Fund may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Fund to act successfully on opportunities and for Portfolio Assets to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. While CIM has developed and implemented policies and procedures designed to cause compliance by CIM and its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of CIM’s policies and procedures, affiliates of portfolio entities, particularly in cases where the Fund or another CIM-sponsored fund or vehicle does not control such portfolio entity, may engage in activities that could result in FCPA violations. Any determination that CIM has violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and/or a general loss of confidence, any one of which could adversely affect CIM’s business prospects and/or financial position, as well as the Fund’s ability to achieve its objective and/or conduct its operations.
The TCJA has made many major changes to the taxation of individuals and businesses.
There are a number of technical issues and uncertainties in the TCJA, which may be clarified in future guidance. It is not possible to predict whether any clarifications will result in adverse consequences to the Fund or to investors in the Fund. In addition, changes or modifications in existing judicial decisions or in the current positions of the IRS or any other tax authority and the passage of new legislation could substantially modify the tax treatment as described in this registration statement, possibly on a retroactive basis. The Fund cannot predict whether the U.S. Congress or any other legislative body will enact new tax legislation or whether the IRS or any other tax authority will issue new regulations or other guidance, nor can it predict what effect such legislation or regulations might have. There can be no assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on the Fund’s investment performance, the Fund’s ability to qualify as a QOF and/or an investor’s ability to utilize the tax benefits of the QOF regime.
Although the Fund intends to manage its investments and operations to meet the requirements to qualify as a QOF, it is possible the IRS may assert that it failed to do so, in which case the Fund may not qualify for the benefits.
The TCJA recently established the QOF regime, and many of its aspects remain unclear. It is possible that further guidance issued by the U.S. Department of Treasury (“Treasury”) may clarify or change the QOF rules in a manner which may be adverse to the Fund or investors in the Fund. Moreover, it is possible that the Fund may fail to meet the requirements to be treated as a QOF, and there can be no guarantee that any investor will realize any tax benefits of investing in a QOF as a result of an investment in the Fund.
The Fund may not meet the Asset Test in the future.
To qualify as a QOF, at least ninety percent (90%) of the assets of the Fund must be “qualified opportunity zone property” (the “Asset Test”) as described in “Business—Opportunity Zone Tax Benefits.” The Fund must meet this test based on an average of its holdings measured twice each year. Qualified opportunity zone property includes “qualified opportunity zone business property,” as well as certain interests in domestic partnerships and domestic corporations that are treated as engaged in a “qualified opportunity zone business.” Generally, qualified opportunity zone business property is tangible property used in a trade or business that meets certain specified requirements and is located in Opportunity Zones pursuant to certain requirements in the Code. The Fund may not be able to satisfy the Asset Test because it cannot deploy capital in a timely manner, faces construction delays, there are delays in receiving governmental approvals or due to other factors outside the Fund’s control, in which case the Fund may be subject to penalty taxes as provided under the Code (unless it is eligible for a reasonable-cause exception) and may fail to qualify as a QOF.
Investors must make appropriate timely investments and elections in order to take advantage of the tax benefits of a QOF.
For an investor to receive the QOF tax benefits that the Fund is intended to enable, the investor must make a timely investment of capital gains in the Fund and timely elect to treat such investment as a QOF investment under the Code. In particular, in general, an investor must generate any capital gain it wishes to defer by investing in the Fund from a sale or exchange to an unrelated party within 180 days of the investment in the Fund (certain special rules may apply to investors who are partners in partnerships and who have certain types of gain (e.g. “1231 gains”)). Investors that make multiple investments in the Fund may have a blended holding period in their Units. This may extend the period the investor must hold the Units in order to qualify for the entire ten percent (10%) step-up in adjusted tax basis for QOF interests held for five years, the additional five percent (5%) step-up in adjusted tax basis for QOF interests held for seven years and the exclusion from capital gain on the post-investment appreciation of Units held for ten years (“Ten-Year Benefit”) as described in “Business—Opportunity Zone Tax Benefits.” Investors should consult with their own tax advisors to ensure that capital gain they wish to invest is eligible for the QOF regime.
The Fund may call capital when an investor does not have, or is not able to generate, adequate capital gain to meet the full capital call, in which case the investor may have to invest cash in the Fund that is not eligible for the benefits of a QOF.
Investors should be aware that the Fund may not call capital within 180 days after the investor initially subscribes to the Fund, in which case the investor may be unable to invest any capital gain the investor has realized at the time of subscription into the Fund within the time prescribed by the Code to obtain the benefits of the QOF program. Investors should be prepared to generate capital gain with respect to each capital call if they wish to take full advantage of the tax benefits of the QOF regime.
The Fund may use alternative investment vehicles to hold its investments.
The Fund may hold some of its investments through alternative investment vehicles (“AIVs”) that are intended to be treated as QOFs. The use of AIVs may facilitate the sale of the interests in the AIV QOF and enable investors to take advantage of the Ten-Year Benefit. If the sale of an AIV is respected as sale of a QOF, investors are expected to be able to report the Ten-Year Benefit associated with the sale of interests in a QOF. It is possible, however, that the IRS will not respect the Fund and each of the AIVs as separate entities and instead aggregate them as one entity, in which case the sale of the AIV may not allow an investor to receive any or all of the benefits of investing in a QOF.
Investors may be limited in their ability to use losses and credits.
The ability for investors to use any losses and credits that the Fund generates may be limited. Under the Code, an investment in a QOF has an initial tax basis of zero except as specifically adjusted in the QOF statute, in which case the investor will not be able to claim any deductions, losses or credits that would reduce adjusted tax basis below zero under the general rule that deductions cannot reduce adjusted tax basis below zero. Under Treasury Regulations, debt incurred by the Fund will create basis with respect to an investment in the QOF, which may permit investors to utilize deductions. Losses and credits generated by the Fund may also be subject to the restrictions under the “passive activity” rules of the Code. Prospective investors are urged to consult their tax advisors for advice on the ability to use any losses and credits generated by the Fund.
Sales of assets by the Fund may result in double taxation or result in an investor’s inability to qualify for all or a part of the Ten-Year Benefit.
If the Fund sells any assets, under generally applicable partnership tax law principles, the gain from such sale will be allocated to the investors in the Fund. If an investor has held its interest in the Fund for ten years or more, such investor may obtain the Ten-Year Benefit by electing to exclude from gross income some or all of the gain arising from the sale of Opportunity Zone property held by the Fund. If an investor makes a valid election to exclude such gain from gross income, such gain will increase the investor’s tax basis in the Fund. However, it is not clear whether income allocations would increase the investor’s adjusted tax basis in the Fund, because the QOF rules state the initial tax basis of an investment in QOFs is zero except as specifically adjusted in the QOF statute and Treasury Regulations (and not the general rules associated with the taxation of partnership interests, which generally increase an investor’s tax basis in a partnership interest for income and gain allocated to such investor). If there were no increase in adjusted tax basis as a result of the income and gain allocation that is not excluded pursuant to the deduction mentioned in the Treasury Regulations, and the investor were to redeem its interest, it may receive a distribution in excess of adjusted tax basis and therefore pay tax twice on the same gain (unless suspended losses are available to shelter all or part of this gain). If the investor is eligible for the Ten-Year Benefit, the amount of the Ten-Year Benefit would effectively be reduced by the amount of gain recognized and passed through to a Partner by the Fund. As of December 31, 2023, the Fund does not expect to sell assets until the first investors in the Fund as of are eligible for the election to exclude gains from gross income pursuant to the Ten-Year Benefit with respect to their entire interests in the Fund (i.e., ten years after the last capital call with respect to such interests), though no guarantee can be given in this regard and in certain circumstances the Fund may sell assets before some or all investors are able to avail themselves of such election.
Redemptions by Partners may not qualify for the Ten-Year Benefit.
To the extent that it is required to do so, the Fund intends to take the position that gain on distributions in redemption of Units that the Fund pays to a Partner after the tenth anniversary of the last contribution made by the Limited Partners seeking the Opportunity Zone tax benefits generally will qualify as gains from the sale or exchange of the Limited Partner’s Units, thus allowing Partners that have elected to treat their investment as a QOF investment to avail themselves of the Ten-Year Benefit and exclude from taxable income any gain they recognize from the Fund. The Fund has received an opinion (subject to the risk factors discussed below) that a redemption of Units should be treated as a sale or exchange for purposes of the Ten-Year Benefit. Despite receipt of the opinion, however, such a redemption may not be treated as a sale or exchange for purposes of the QOF rules, in which case it would not be eligible for the income tax exclusion described in the prior sentence. Distributions in redemption of some but not all of a Limited Partner’s Units are subject to additional uncertainty and are subject to further complications. The rules in this area are uncertain and additional guidance issued during the ten-year period could substantially diminish or eliminate the Fund’s ability to take such a position (if required) or the ability of investors to avail themselves of the Ten-Year Benefit. For further discussion, see “Business—Opportunity Zone Tax Benefits.” Investors are urged to consult with their own tax advisors regarding the foregoing.

Investors will need cash from sources other than the Fund to pay taxes on capital gain realized on their original investment in the Fund.
Under the QOF rules, the amount of capital gain an investor contributes to a QOF is deferred until the earlier of (i) the date on which the interest in the QOF is sold or exchanged (or certain other events occur) and (ii) December 31, 2026. At such time, the investor is required to recognize capital gain in an amount equal to the lesser of (x) the full amount of the capital gain or (y) the fair market value of the interest as determined at such time. The Fund may not provide tax distributions or other cash to investors to pay any tax liability with respect to the deferred gain when it is recognized. Investors should consult their own tax advisors in determining whether an interest in the QOF has been sold or exchanged for purposes of this deferral provision.
State and local tax law may not follow the Opportunity Zone statute.
The Opportunity Zone statute provides for benefits with respect to U.S. federal income tax law, but it is unclear the extent, if any, to which these benefits will be available with respect to state or local taxes. If state or local taxes do not incorporate the federal statute, or incorporate it only in part, investors may be subject to state and local tax on the capital gain invested in a QOF in the year the investment is made and subject to tax on any appreciation on such invested gain when their Unit is sold or exchanged (or certain other events occur). Investors are urged to consult their tax advisors on the potential state and local tax consequences of an investment in the Fund.
Investments of the Fund may be subject to increases in certain state or local taxes.
In the November 8, 2022 general election, a City of Los Angeles ballot measure, Proposition ULA, proposed to increase transfer tax rates in the City of Los Angeles on real estate sales valued at $5 million or more. Proposition ULA was approved and is effective as of April 1, 2023. When enacted, the new rate would be 4% for properties valued at $5 million or more and 5.5% for properties valued at more than $10 million. Nine (9) of our properties are located in the City of Los Angeles, when Proposition ULA is effective, it will reduce the amount of proceeds that we will receive when we sell our Los Angeles properties. This in turn may reduce our profitability, make our properties located in the City of Los Angeles less attractive than properties located elsewhere, and make us less competitive than other funds that do not have properties in the City of Los Angeles.
The Fund may be audited by U.S. federal, state or local income tax authorities. Such an audit may result in an increased income tax liability of the Partners of the Fund.
If the IRS audits the Fund under the partnership audit rules enacted by the Bipartisan Budget Act of 2015 (the “BBA Rules”), which are applicable to any taxable year beginning after December 31, 2017, the Fund itself will generally be responsible for paying any “imputed underpayment” of tax resulting from audit adjustments (including interest and penalties) in the taxable year during which the audit is finalized, unless the Fund makes an election pursuant to Section 6226 of the Code (which the Fund may or may not make). If the Fund makes such election, the audit adjustments (together with interest and penalties) at the Fund level will be assessed against the partners of the Fund.
As a result, under the BBA Rules, Partners in the year of the adjustment, rather than Partners in the year under audit, may effectively bear the cost of such adjustments. A Partner that redeems or transfers all or a portion of its Units of the Fund will, however, remain liable for its share of “imputed underpayment” (including interest and penalties) of the Fund relating to the taxable years (or portions thereof) of the Fund before the redemption or transfer of such Unit, and the General Partner may (but is not obligated to) require such Partner to pay its share of such adjustments (including any adjustments that relate to the redeemed or transferred portion of the Units). Instead of the Fund paying the “imputed underpayment” (including interest and penalties) as described above, the General Partner (or a person appointed by it) may (but is not obligated to) make an election pursuant to Section 6226 of the Code to cause any such audit adjustments (together with interest and penalties) to be assessed instead against the Partners of the Fund. Any audit of the Fund may increase the risk that the IRS or other taxing authority audits an individual investor, including with respect to such investor’s tax positions relating to the QOF regime and tax benefits associated therewith. Because, as discussed above, the uncertainty of the QOF regime likely means that the Fund will take uncertain tax positions, the risk of audit with respect to the Fund may be meaningfully higher than in the case of an investment fund that is not intended to operate as a QOF.

Government counterparties may have the discretion to change or increase regulation of a Portfolio Asset’s operations, or implement laws and/or regulations affecting the Portfolio Asset’s operations, separate from any contractual rights it may have.
A Portfolio Asset could be materially and adversely affected as a result of statutory and/or regulatory changes and/or judicial and/or administrative interpretations of existing laws and/or regulations that impose more comprehensive or stringent requirements on such company.
In addition, governments have considerable discretion in implementing regulations that could impact a Portfolio Asset’s business, including, for example, the possible imposition or increase of taxes on income earned by a portfolio entity or gains recognized by the Fund on its acquisition, operation and/or disposition of such portfolio entity, and governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Asset’s business. There can be no assurance that the relevant governmental entities will not legislate, impose regulations, and/or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of the Portfolio Assets. The Fund or a Portfolio Asset may be unable to effectively pursue legal remedies against governmental entities for a breach of contractual obligations or other violations of their legal rights.
The Fund faces a potential for recapture of investment tax credits.
The Fund has invested, and may continue to invest, in projects that generate investment tax credits (“ITCs”). Certain ITCs are subject to “recapture” if the projects are sold or cease to be qualifying property (e.g., the facility ceases to be in service) within five years of such projects being placed in service (the “Recapture Period”). The recapture is 100% of the ITC if it occurs within the first year after the project is placed in service and then reduces on a ratable basis (i.e., 20% per year) over each succeeding year within the Recapture Period. ITC investments may be made by entities treated as partnerships for U.S. federal income tax purposes. In such cases, a recapture event could include a direct or indirect sale of the applicable partnership interests or a reduction in a partner’s direct or indirect share of profits of such partnership during the Recapture Period. Situations could arise where a recapture event occurs at the partner level and the Fund is required to make a recapture payment to the Internal Revenue Service. For example, it is possible that the Fund might own an investment through a partnership (the “Investing Partnership”) that directly owns the facility that generates an ITC. If ITCs with respect to such investment are claimed, such ITCs may be allocated to the Fund in respect of its ownership of such facility through the Investing Partnership, or such ITCs could be sold by the Investing Partnership. Claimed ITCs may be subject to recapture if during the Recapture Period the Fund has its proportionate interest in the general profits of the Investing Partnership (or in the facility) reduced below two-thirds of its proportionate interest in the general profits of such Investing Partnership (or in the facility) for the year in which such facility was placed in service. The foregoing may occur as a result of a sale of an interest in Investing Partnership, the admission of a new investor in Investing Partnership, or the operation of distribution provisions in partnership agreements for Investing Partnership that reduce the Fund’s distribution entitlements with respect to such facility by more than one-third as compared to such entitlements in the year the facility was placed in service. If recapture were to occur, the Fund could owe certain tax liabilities, including penalties and interest, based on the recaptured ITCs. If such ITCs were sold to a third-party purchaser for a price that is less than the amount of the ITCs transferred, the amount of recapture could exceed the cash received for the sale of such ITCs. As of December 31, 2023, two Investing Partnerships sold certain ITCs generated by their renewable energy projects and the Fund distributed its share of the proceeds from such sale to Limited Partners. The ITCs from such transaction may be subject to full or partial recapture for five years as described above. Furthermore, Limited Partners that receive distributions of proceeds from the sale of ITCs could be subject to recapture with respect to such ITCs if the investor redeems or transfers an interest in the Fund such that their entitlement to distributions from the Fund is reduced by more than one third as compared to the year in which the project that generated the ITC was placed in service.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
The staff of the SEC’s Division of Corporation Finance (the “Staff”) is in the process of reviewing the Fund’s Registration Statement pursuant to the initial filing of its Form 10-12G, and the Fund’s response to the most recent comment letter is under review. The Staff’s most recent comment letter to the Fund advised, among other things, that it did not agree with the Fund’s application of ASC 946 in its financial statements prepared in accordance with U.S. GAAP, as further described in “Note 2 — Change in Basis of Accounting (Restatement).” The Staff’s comment letter process is ongoing, and as of the date of the filing of this Annual Report, the Company has not received further comments or questions from the Staff nor a closing letter.

ITEM 1C.    CYBERSECURITY
The Fund’s Cybersecurity Risk Management Approach
The Fund utilizes and relies on CIM for its IT and IT administration. CIM’s cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. CIM’s cybersecurity risk management policies and procedures include, among other things: enterprise-wide hardware and software management and security controls; employee training; security assessments; penetration testing; security audits and ongoing risk assessments; due diligence on, and monitoring and oversight of, key third-party providers; vulnerability management; and management oversight to assess, identify and manage material risks from cybersecurity threats. CIM’s controls leverage the National Institute of Standards and Technology Cyber Security Framework. CIM also utilizes industry and government associations, the results from regular internal and third-party audits and other similar resources to inform its cybersecurity processes and to allocate resources.
In addition, all CIM employees receive mandatory training on cybersecurity matters at such employee’s new hire and annually thereafter, periodic training and information updates that address new cybersecurity threats and trends, and quarterly “phishing” and social engineering testing to evaluate the effectiveness of the cybersecurity training program and raise employee awareness of cybersecurity threats.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
For further discussion of cybersecurity risks, see “Item 1A. Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and or damage to our business relationships, all of which could negatively impact the Fund.”
Management Oversight of Cybersecurity Risk Management
CIM’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation. The Committee consists of CIM’s Chief Technology Officer (the “CTO”), CIM’s Chief Compliance Officer (the “CCO”) as well as representatives from CIM’s operations, compliance and accounting departments. The Committee is responsible for CIM’s cybersecurity policy and overseeing the activities of CIM’s cybersecurity practices, including assessing CIM’s risks and controls. The Committee is chaired by the CTO and has more than 30 years’ experience in the field of information technology, cybersecurity and adjacent roles, including serving on cybersecurity advisory councils. In addition, members of the Committee have relevant industry experience in enterprise risk management and compliance. The team responsible for developing and implementing our cybersecurity program collectively holds an MS in Cybersecurity and Information Assurance and has multiple cybersecurity certifications, including CRISC, CISM, CISA, NCSP-NIST, CISSP, CASP+, CySA+ and Security+.
The Committee has established a Cybersecurity Subcommittee (the “Subcommittee”). The Subcommittee consists of, among other things, the CCO, the CTO, the chief financial officers of CIM companies that are subject to the SEC’s cybersecurity rule adopted in 2023 and are managed by CIM. The Subcommittee is tasked with assisting CIM-managed companies that are subject to the SEC’s cybersecurity rule adopted in 2023, including us, in complying with such cybersecurity rule.
The Committee and Subcommittee each conduct both regular quarterly and as-needed meetings throughout the year during which members of the CIM’s IT Department provide updates and report on meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with the Committee’s and the Subcommittee’s respective reporting frameworks, as well as related priorities, mitigation and remediation activities, financial and employee resource levels, regulatory compliance, technology trends and third-party provider risks. To help inform this reporting framework, CIM maintains incident response plans and other policies and procedures designed to respond to, mitigate and remediate cybersecurity incidents based on the potential impact to CIM’s business, IT systems, network or data, including data held by third parties, or to the IT or other critical services provided by third-party vendors and service providers.
CIM’s personnel responsible for cybersecurity policy comprises of individuals with either formal education and degrees in IT or cybersecurity, or with experience working in IT and cybersecurity, including relevant industry experience in security related industries.

We believe that the processes, policies and procedures established by the Committee and the Subcommittee provide guidance for consistent and effective incident handling and response and set standards for internal notifications and escalations, as well as external notification considerations with respect to a cybersecurity event or incident requiring disclosure or notification in accordance with applicable laws.
Pursuant to CIM’s cybersecurity policy, management of the Fund will be promptly notified of any material cybersecurity incident required to be disclosed under Item 105 of Regulation S-K and shall oversee the Fund’s response to such matter.
ITEM 2.    PROPERTIES
CIM’s corporate offices are headquartered in Los Angeles, California, with additional offices in major cities around the U.S. and the world, including Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, London, United Kingdom, New York, New York, Orlando, Florida, Phoenix, Arizona and Tokyo, Japan. CIM also maintains additional offices across the United States, as well as in South Korea to support its platform. CIM believes its office facilities are suitable and adequate for our business as it is contemplated to be conducted.
The following table describes our operational infrastructure and real estate assets as of December 31, 2023 (dollar amounts in thousands):

Investment Description	Acquisition Date	Cost (1)	Material Asset Level Encumbrances	Asset Description	Occupancy	Material Leases/Power Purchase Agreements
Operational Assets
Solar — Lemoore, CA (2)	12/13/2019	$56,385	$10,388	Solar Energy Plant with 250 megawatt ("MW") alternating current ("AC") capacity	N/A	50 MW capacity committed to a California-based Community Choice Aggregator until December 31, 2036 by way of a Power Purchase Agreement. The remaining MW AC capacity generates revenue based on spot market sales.
Solar — Lemoore, CA ()	12/13/2019	$11,182	$—	Energy Transmission with 1,150 MW distribution capacity	N/A	Revenue generation based on spot market sales
Office — Dallas, TX	6/4/2021	$76,690	$82,717	472,495 square feet ("SF") Grade - A office space with 15,707 SF retail space	92%	450,000 SF of the office space is leased to a publicly traded technology company until December 31, 2032.
Multifamily — Washington D.C.	7/27/2021	$58,488	$58,620	301 residential units with 18,269 SF commercial space	84%	Residential units leased for 12-month leases with individual tenants. Commercial space is fully leased to a pre-school operator until August 31, 2036.
Solar — Lemoore, CA (3)	4/20/2022	$392,473	$—	Solar Energy Plant with 150 MW (AC) capacity and 135 MW battery energy storage system ("BESS")	N/A	The green and capacity attributes of the project for 2024 have been committed to a multinational corporation and a utility company. Energy is expected to be sold in the spot markets.
Office — Los Angeles, CA	5/10/2022	$12,555	$—	16,000 SF office with 3,557 SF retail space	100%	The entire space is leased to a member-only social club until December 31, 2032.
Solar — Lemoore, CA (4) (5)	12/7/2022	$659,715	$75,000	Solar Energy Plant with 250 MW (AC) capacity and 225 MW BESS	N/A	The green and capacity attributes of the project for 2024 have been committed to a multinational corporation and a utility company. Energy is expected to be sold in the spot markets.
__________________
(1)Represents the Fund’s proportionate cost of the investment.
(2)Represents the Fund’s investments in unconsolidated entities, at fair value. The Fund’s proportional share of the cost and material asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.
(3)The Fund owns an 87.5% equity interest in the asset; the remaining 12.5% is owned by an affiliate vehicle managed by CIM.
(4)The Fund owns a 100% equity interest in the asset.
(5)Investment has a loan agreement with an affiliated vehicle managed by CIM (the “Lender”) in the principal amount of up to $75.0 million, which is included in the Fund’s consolidated balance sheets. As of December 31, 2023, the loan amount outstanding was $75.0 million. Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment.

The following table describes our infrastructure and real estate assets under development as of December 31, 2023 (dollar amounts in thousands):

Investment Description	Acquisition Date	Cost (1)	Material Asset Level Encumbrances	Asset Description
Assets Under Development
Office — Los Angeles, CA	10/1/2019	$64,046	$—	90,885 SF office with a 273-space parking structure
Office — Los Angeles, CA	1/4/2021	$40,869	$—	55,693 SF office with 9,000 SF of adaptive use space
Office — Los Angeles, CA	12/2/2021	$7,653	$—	9,074 SF office - 6,859 SF parking
Hotel — Atlanta, GA	6/30/2022	$110,000	$—	292 Key Hotel and 147 parking spaces
Multifamily — Atlanta, GA	6/30/2022	$110,000	$—	304 residential units, 491 parking spaces and 16,480 SF of retail space
Multifamily — Los Angeles, CA	6/1/2022	$57,062	$—	90,244 SF residential (109 units) and 14,657 SF retail space
Multifamily — Los Angeles, CA	6/1/2022	$12,917	$—	20,271 SF residential (24 units) and 1,111 SF retail space
Multifamily — Los Angeles, CA	6/1/2022	$11,534	$—	57,287 SF residential (74 units) and 9,150 SF retail space
Multifamily — Los Angeles, CA	3/15/2023	$27,509	$—	111,000 SF residential (168 units) and 40,000 SF retail space
Multifamily — Los Angeles, CA	3/30/2023	$23,005	$—	79,529 SF residential (146 units) and 8,181 SF of retail space
Office — Los Angeles, CA	3/1/2023	$11,250	$—	42,000 SF creative office and 6,000 SF of retail space
Office — Los Angeles, CA	4/20/2023	$5,090	$—	6,518 SF creative office
__________________
(1)Represents the Fund’s proportionate cost of the investment.
ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are the subject.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of December 31, 2023, the Fund had 1,738,363 limited partnership units outstanding, held by a total of 2,680 limited partners (holders of units).
The Partnership has and will continue to offer and sell Units in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for our Units currently, nor can we give any assurance that one will develop.
Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (i) except as permitted under the Partnership Agreement and (ii) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until we accept their repurchase or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.
Recent Sales of Unregistered Securities
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of December 31, 2023, we have sold 1,762,939 units resulting in gross offering proceeds of approximately $1.95 billion.

Quarter Ended	Number of Units	Amount
March 31, 2021	26,722.84	$26,058,070
June 30, 2021	61,699.13	$62,222,206
September 30, 2021	52,399.95	$55,002,837
December 31, 2021	483,070.36	$543,159,998
March 31, 2022	126,746.58	$142,183,621
June 30, 2022	141,919.52	$162,112,676
September 30, 2022	131,804.96	$155,714,969
December 31, 2022	117,659.37	$140,422,481
March 31, 2023	54,160.88	$63,785,007
June 30, 2023	48,650.76	$56,416,686
September 30, 2023	179,530.58	$205,533,314
December 31, 2023	26,792.03	$30,041,390
Distributions and Reinvestment
The Fund may distribute Available Current Proceeds pro rata to the Partners in accordance with their Percentage Interests at such time and in such amounts, if any, as determined by the General Partner in its discretion. Any distributions shall be made in cash and/or in-kind, as determined by the General Partner in its reasonable discretion and shall be made pro rata to the Partners in accordance with their Percentage Interests. As of December 31, 2023, the Fund has made total distributions of $206.3 million to all the Partners. As an open-ended Opportunity Zone Fund, the distribution of profits to the partners is typically deferred until a non-taxable event occurs.
The amount and timing of distributions of cash available from any Portfolio Asset will be made at the reasonable discretion of the General Partner. The General Partner may elect not to make a distribution and instead reinvest and use such amounts for other purposes permitted by the Partnership Agreement (including to withhold from distribution any amounts necessary to repay borrowings, pay Partnership Expenses (as defined below), establish reserves or to fulfill redemption requests with respect to Units). Distributions may be adjusted by the General Partner, in its sole discretion, to the extent necessary to reflect any amortization of Organizational Expenses. The amount of any cash available from Portfolio Assets that is reinvested in the Partnership on behalf of a Limited Partner will not reduce such Limited Partner’s Undrawn Capital Commitment.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For cautions about relying on such forward-looking statements, please see “Forward-Looking Statements” at the beginning of this report immediately prior to “Item 1—Business” in this Annual Report on Form 10-K.
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
Portfolio Information
As of December 31, 2023, we had investments in 19 assets, including investments in unconsolidated entities, with a net book value of $1.8 billion. During the year ended December 31, 2023, we acquired 99% ownership interests in two office properties and two multifamily properties located in Los Angeles, California.
Results of Operations
The impact of the restatement on the Company’s consolidated financial statements as of and for the year ended December 31, 2022 is detailed in Note 2 — Change in Basis of Accounting (Restatement) to our consolidated financial statements. The following table provides summary information about our results of operations for the years ended December 31, 2023 and 2022 (as restated) (in thousands):

	Year Ended December 31,
	2023	2022	Change
		(As Restated)
Rental and other property income	$24,932	$12,382	$12,550
Total Revenues	24,932	12,382	12,550
Management fees to related party	32,366	24,306	8,060
Incentive fees to related party	6,378	5,516	862
Expense reimbursement to related parties	1,984	737	1,247
Interest expense and other	12,358	7,080	5,278
General and administrative expense	5,314	2,318	2,996
Depreciation and amortization expense	13,251	9,132	4,119
Real estate tax	4,988	2,191	2,797
Property operating expense	9,442	4,927	4,515
Total Expenses	86,081	56,207	29,874
Interest and other income	7,534	2,626	4,908
Other (expense) income	(9,000)	204	(9,204)
(Loss) gain on investments in unconsolidated entities	(2,847)	51,476	(54,323)
Change in fair value of notes payable	(20,641)	6,097	(26,738)
Total other income	(24,954)	60,403	(85,357)
Net (loss) income	(86,103)	16,578	(102,681)
Net loss attributable to non-controlling interests	(5,607)	(441)	(5,166)
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(80,496)	$17,019	$(97,515)
Rental and other property income
The increase in rental and other property income of $12.6 million during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to recognizing a full year of rental income at our office property located in Dallas, Texas, as compared to seven months of rental income during 2022 after the asset was placed into service. Additionally, rental income increased at our multifamily property located in Washington D.C. as a result of increased occupancy during the year ended December 31, 2023.
Management fees to related party
Management fees are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $8.1 million during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to an increase in NAV driven by additional capital raised. From December 31, 2022 to December 31, 2023, the Fund accepted an additional $355.8 million in capital contributions.
Incentive fees to related parties
The increase in incentive fees of $862,000 during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to the increase in the performance of the fund’s portfolio during the year ended December 31, 2023 compared to during the year ended December 31, 2022.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $1.2 million during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to the increased assets at December 31, 2023 compared to at December 31, 2022. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases.

Interest expense and other
Interest expense also includes amortization of deferred financing costs.
The increase in interest expense of $5.3 million during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to increased borrowings on our notes payable during the period.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $3.0 million during the year ended December 31, 2023, compared to the same period in 2022, was primarily due to the acquisition of four properties subsequent to December 31, 2022. As the size of the portfolio increases, the scale of operations and the complexity of managing the assets also increases. This generally leads to higher administrative expenses, as more resources and personnel are required. Additionally, the Fund’s third-party administrator is compensated based on a fee structure that is tied to the asset value of the Fund. As the total asset value increases, the fee amount also increases proportionately.
Depreciation and amortization
The increase in depreciation and amortization expense of $4.1 million during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to recognizing a full period of depreciation and amortization at our office property located in Dallas, Texas after being placed into service in May 2022.
Real estate tax
The increase in real estate tax of $2.8 million during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to the recognition of a full year of real estate tax at our office property located in Dallas, Texas after being placed into service in May 2022.
Property operating expense
The increase in property operating expense of $4.5 million during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to the recognition of a full year of property operating expense at our office property located in Dallas, Texas after being placed into service in May 2022.
Interest and other income
Interest and other income consists of amounts received on interest-bearing accounts.
The increase in interest and other income of $4.9 million during the year ended December 31, 2023, compared to the same period in 2022 was primarily due to higher average balances in our interest-bearing accounts along with increased interest rates during the year ended December 31, 2023.
Other (expense) income
The change in other (expense) income from income of $204,000 for the year ended December 31, 2022, to an expense of $9.0 million during the year ended December 31, 2023, is due to an expense incurred under a dispute over a solar contract. The Fund is currently seeking to recover this expense from the counterparty.
(Loss) gain on investments in unconsolidated entities
(Loss) gain on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
Loss on investments in unconsolidated entities was $2.8 million during the year ended December 31, 2023 compared to the $51.5 million gain the same period in 2022 due to a decrease in the valuation of the portfolio assets held by the unconsolidated entities.

Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The decrease in the change in fair value of notes payable of $26.7 million during the year ended December 31, 2023, as compared to the same period in 2022 was due to the impact of sharply increasing interest rates throughout the year ended December 31, 2022, impacting the value of our notes payable.
Net loss attributable to non-controlling interests
The decrease in net loss attributable to non-controlling interests of $5.2 million during the year ended December 31, 2023, as compared to the same period in 2022 was primarily due to the proportional allocation of net income to non-controlling interest holders, which included a full year of operations of our office property in Dallas, Texas during the year ended December 31, 2023, as compared to seven months in 2022.
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
We expect to obtain the liquidity and capital resources that we need over the short and long-term from cash on hand, the proceeds of our private offerings and from any undistributed funds from operations. For additional detail regarding our private offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Use of Proceeds from Registered Sales of Securities”.
We currently anticipate that our available capital resources, including the proceeds from our private offering and the proceeds from any financing arrangements we may enter into, when combined with cash flow generated from our operating assets, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.
Contractual Obligations
As of December 31, 2023, we had fixed and variable rate mortgage loans payable with a carrying value of $279.7 million and fair value of $276.0 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of December 31, 2023.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Year Ended December 31,
	2023	2022
Net Cash Used In Operating Activities	$(39,590)	$(32,202)
Net Cash Used In Investing Activities	(418,817)	(801,556)
Net Cash Provided by Financing Activities	176,709	765,219
Net Change In Cash And Cash Equivalents And Restricted Cash	$(281,698)	$(68,539)
As of December 31, 2023 and 2022, cash and cash equivalents and restricted cash totaled $403.6 million and $685.3 million, respectively.
Cash flows used in operating activities for both the years ended December 31, 2023 and 2022 primarily relates to the payment of management and incentive fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. These outflows were partially offset by rental income received and interest income received on our cash-bearing accounts during the period.
Cash flows used in investing activities for both the years ended December 31, 2023 and 2022 primarily relates to acquisitions and additions to our investments. For additional details regarding our investments, see “Part I, Item 2 — Properties.” Cash flows used in investing activities for the year ended December 31, 2023 were partially offset by the monetization of investment tax credits.
Cash flows provided by financing activities for the year ended December 31, 2023 primarily relates to proceeds from capital contributions, offset by distributions paid. Cash flows provided by financing activities for the year ended December 31, 2022 primarily relates to proceeds from capital contributions and proceeds from notes payable borrowings.
Related Parties
See “Note 10 — Management Fees, Incentive Allocation and Other Related-Party Transactions” for a description of certain transactions and relationships with related parties.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pursuant to Item 305 of Regulation S-K, the Fund, as a smaller reporting company, is not required to provide the information required by this item.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2023 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2023, were not effective due to the material weakness in our internal control over financial reporting described below. Consistent with the Internal Control Over Financial Reporting remediation plan outlined below, management will monitor and test its Disclosure Controls and Procedures for a sufficient period of time to enable management to conclude on the effectiveness of the controls and procedures.
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
With the exception of the above items, no other change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by Rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B.    OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended December 31, 2023.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
Directors and Officers of the Fund
The following table sets forth information with respect to those persons who serve as the officers of the General Partner of the Fund:

Name	Age	Position
David Thompson	60	Chief Financial Officer
Nathan D. DeBacker	44	Chief Accounting Officer
Jordan Dembo	46	Chief Administrative Officer

David Thompson has served as the Chief Financial Officer of the General Partner of the Fund since January 2019. Mr. Thompson is a Principal and Chief Financial Officer at CIM, the Chief Executive Officer of Creative Media & Community Trust (“CMCT”) and serves on CIM’s Investment Committee, Valuation Committee and the Investment Committee – Credit Subcommittee. He joined CIM in 2009. In addition, Mr. Thompson has served as the Chief Executive Officer and the Chairman of the Trustees of CIM Real Assets & Credit Fund (“CIM RACR”), a closed-ended interval fund that seeks to invest in a mix of institutional-quality real estate and credit assets, since February 2019. Prior to joining CIM in 2009, Mr. Thompson spent 15 years with Hilton Hotels Corporation, most recently as Senior Vice President and Controller, where he was responsible for worldwide financial reporting, financial planning and analysis, internal control and technical accounting compliance. Mr. Thompson’s experience includes billions of dollars of real estate acquisitions and dispositions, as well as significant capital markets experience. Mr. Thompson began his career as a C.P.A. in the Los Angeles office of Arthur Andersen & Co. Mr. Thompson received a B.S. degree in Accounting from the University of Southern California.
Nathan D. DeBacker has served as the Chief Accounting Officer of the General Partner of the Fund since April 2023. Mr. DeBacker has been a managing director in CIM’s fund accounting and reporting group since March 2021 and the chief financial officer and treasurer of CIM Real Estate Finance Trust, Inc. (“CMFT”) since April 2016. He served as chief financial officer of CMCT and CIM RACR from March 2019 until August 2022. Mr. DeBacker served as chief financial officer and treasurer of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from February 2018 until CCIT II’s merger with Griffin Realty Trust, Inc. in March 2021. He also served as chief financial officer and treasurer of Cole Credit Property Trust V, Inc. (“CCPT V”) and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from August 2016 until CCPT V’s and CCIT III’s respective mergers with CMFT in December 2020, and chief financial officer and treasurer of CIM Income NAV, Inc. (“CINAV”) from April 2016 until CINAV’s merger with CMFT in December 2021. Mr. DeBacker also serves as an officer of various affiliates of CIM including as vice president of CMFT Management. He served as the chief financial officer of CCO Capital, CIM’s FINRA registered broker-dealer, from February 2018 to December 2020. From August 2016 to February 2018, Mr. DeBacker served as senior vice president and chief financial officer, Cole REITs, of VEREIT, Inc. (“VEREIT”). Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to individuals and business organizations, from May 2014 until August 2016. Mr. DeBacker was also registered as an investment adviser representative with Archer Investment Corporation, an investment advisory firm that partners with accountants and CPAs to provide investment management solutions for their clients, from November 2015 until August 2016. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, the predecessor to CCO Group, LLC (“CCO Group”), and, following the merger with VEREIT, most recently served as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP. Mr. DeBacker earned a Bachelor of Science degree in Accounting from the University of Arizona and is a Certified Public Accountant in Arizona.
Jordan Dembo has served as the Chief Administrative Officer of the General Partner of the Fund since January 2019. Mr. Dembo is a principal and Chief Legal Officer at CIM. Mr. Dembo works to identify and mitigate risk across the organization, while protecting CIM and its assets by providing general advice on other legal matters. Prior to joining CIM in 2011, Mr. Dembo was a Senior Associate in the Real Estate Department at Katten Muchin Rosenman. He earned a Bachelor of Business Administration degree in Real Estate from the University of Wisconsin-Madison and a Juris Doctor degree from the University of California, Los Angeles.

Investment Committee
All investments led by the Fund are reviewed and approved by the Investment Committee. Investments led by other CIM Vehicles that are shared by the Fund are reviewed and approved by a subset of the Investment Committee to ensure that investments led by other CIM Vehicles are consistent with the Fund’s investment mandate and the portfolio allocation described herein. The Investment Committee has delegated its preliminary investment authority with respect to real estate equity investments to the Investment Committee – Preliminary Subcommittee who will approve the due diligence budget. In order to avoid conflicts of interest, certain members of the Investment Committee do not have a vote in connection with potential investments within their respective sector.
ITEM 11.    EXECUTIVE COMPENSATION
Compensation of Executive Officers
We have no employees. Our executive officers, including our principal financial officer, are employed by affiliates of CIM and do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our General Partner has not considered, a compensation policy or program for our executive officers.
Our executive officers are also officers of our manager and/or other CIM affiliates, and are compensated by CIM for their services to us. We pay fees to such entities under our Partnership Agreement, which agreements also provide for the reimbursement of allocable costs and expenses to CIM for their provision of administrative services, including related personnel costs, subject to certain limitations. A description of the fees that we pay to our manager and investment advisor or any affiliate thereof is found in the “Certain relationships and Related Transactions, and Director Independence” section below.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Beneficial Owners
The Fund is a Limited Partnership and, pursuant to the Partnership Agreement, CIM Opportunity Zone Fund GP, LLC serves as our General Partner. The address of the General Partner is: 4700 Wilshire Boulevard, Los Angeles, CA 90010. As of December 31, 2023, and through the date of this filing, there is no person, entity or group who is known by us to be the beneficial owner of more than 5% of the outstanding Units.
Security Ownership of Management

Name of Beneficial Owner, Executive Officer and Directors	Number of Units Beneficially Owned	Percentage of Units Beneficially Owned (%)
David Thompson (1)	—	—%
Nathan D. DeBacker (2)	—	—%
Jordan Dembo (1)	—	—%
All executive officers and directors as a group (3 persons)	—	—%
__________________
(1)The address for each David Thompson and Jordan Dembo is c/o CIM Group, LLC, 4700 Wilshire Boulevard, Los Angeles, CA 90010.
(2)The address for Nathan D. DeBacker is c/o CIM Group, LLC, 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Fees and Expenses
The Fund has entered into the following transactions with related parties. The Fund incurs the following fees and expenses:
Incentive Allocation
The Incentive Allocation is calculated by the Fund pursuant to the Partnership Agreement. The General Partner or an affiliate thereof or other designee of the General Partner will be allocated net profits (the “Incentive Allocation”) from the Limited Partners at the end of an Incentive Allocation Period, subject to certain performance hurdles being met. The

General Partner receives an Incentive Allocation of 20% annually, which is a portion of profits or gains that the General Partner is entitled to above a minimum return threshold. The high watermark is a mechanism that ensures the General Partner only receives an Incentive Allocation if the fund's value surpasses the highest previous value. This means that if the Fund’s value decreases below the high watermark, the General Partner will not receive any Incentive Allocation until the value exceeds the previous high point. The hurdle rate, which is set at 6%, is a minimum rate of return that the fund needs to achieve before the General Partner becomes eligible for the Incentive Allocation. The General Partner is entitled to an 80% catch-up provision once the hurdle rate is met, which means that once the hurdle rate is surpassed, the General Partner will receive 80% of the profits or gains until they have caught up to their entitled share.
As of December 31, 2023, the General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”, an affiliated Limited Partner of the Fund, to receive the Incentive Allocation. The General Partner may, in its sole discretion, waive, reduce, calculate differently or defer allocation of all or a portion of the Incentive Allocation attributable to any capital account of any Limited Partner.
For the years ended December 31, 2023 and 2022, the total realized Incentive Allocation to the SLP were $38.5 million and $10.5 million, respectively. Pursuant to Section 5.07(a)(ii) of the Partnership Agreement and for the year ended December 31, 2023and December 31, 2022, the General Partner elected to have $6.4 million and $5.5 million, respectively, of the total realized incentive paid as an incentive fee, which is reflected in the statement of operations, and the remaining $32.1 million and $4.9 million, respectively, of realized incentive was allocated to the SLP.
Management Fees
Pursuant to the Partnership Agreement and the Management Agreement, the Fund will pay to the Manager for investment management services in advance on a quarterly basis, management fees (the “Management Fees”) with respect to each Limited Partner.
Notwithstanding the foregoing, the Management Fee percentage rate applicable to Units subscribed for on or prior to June 30, 2019 was reduced by 25 basis points during the Lock-Up Period applicable to such Units. Additionally, the applicable Management Fee rate may vary based on the investor’s aggregate total commitments if designated in a side letter agreement with the investor's investment advisor. The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of December 31, 2023, multiplied by their proportionate share of NAV as of the beginning of the quarter.
For the year ended December 31, 2023, the weighted average quarterly NAV applicable for the management fee calculation was $1.8 billion and the weighted average annualized management fee rate was 1.83%.
For the years ended December 31, 2023 and 2022, the total Management Fees to the Fund were $32.4 million and $24.3 million, respectively.
Servicing Fees
The Fund and/or its Portfolio Assets may, from time to time, require other services (“Other Services”). The General Partner, the Manager or entities related to the General Partner or the Manager may, at the General Partner’s election and in the General Partner’s sole discretion, enter into contracts with the Fund and/or the Portfolio Assets to provide all or part of such Other Services that would otherwise be provided by a third party to the Fund and/or its Portfolio Assets. Pursuant to such contracts, the General Partner, the Manager or entities related to the General Partner or the Manager may receive from the Fund and/or its Portfolio Assets, (i) property management fees, (ii) development management fees, (iii) leasing brokerage fees, (iv) fees associated with arranging financings for Portfolio Assets, (v) multifamily residential sales fees, (vi) fees relating to servicing and administering the Portfolio Assets, including special servicing, (vii) fees in connection with or following a foreclosure on the Portfolio Asset and (viii) other related fees in connection with a Portfolio Asset (collectively, “Servicing Fees”). Such Servicing Fees are and may be in the future paid by third parties. Such Servicing Fees will be either (x) at rates which do not exceed the limits set forth immediately below, (y) at rates that are no less favorable to the Fund and/or such Portfolio Asset than the arm’s-length rates on which the Fund and/or such Portfolio Asset could obtain comparable services from an unaffiliated service provider taking into account the nature of the relevant asset type and the special services required or (z) at rates that receive the consent of a Review Agent or the Limited Partners:
•Property Management Fees: Not to exceed 5.0% of gross property revenues, plus allocable costs and expenses;

•Development Management Fees: Not to exceed 4.0% of gross contract price for development, tenant improvements or other capital expenditures, as applicable, plus allocable costs and expenses;
•Leasing Brokerage Fees: Not to exceed 4.0% of base rent during lease years one through five; 2.0% of base rent after lease year five, in each case, plus allocable costs and expenses. In transactions where there is a participating broker(s), not to exceed 2.0% of base rent during lease years one through five; 1.0% of base rent after year five, in each case, plus allocable costs and expenses; and
•Multifamily Residential Sales Fees: Not to exceed 6.0% of the gross sales price of a residential unit, plus allocable costs and expenses.
On an annual basis, the General Partner will provide any Review Agent with Servicing Fee rates (unless such Servicing Fee rates are deemed approved) and the Review Agent will have the right to suggest amendments to such rates within 30 calendar days of being notified. A third-party expert will determine Servicing Fee rates in the event the Review Agent and the General Partner cannot agree. Servicing Fees will be paid to the General Partner, the Manager or related entities even if a third party is also providing the same or similar services to the Fund and/or its Portfolio Assets; provided, that, in such instances, such Servicing Fees, other than leasing brokerage fees, payable to the General Partner, the Manager or related entities will be reduced to the extent of any fees paid to such third party in respect of such Other Services, but not below one-third of such Servicing Fees.
Servicing Fees will not constitute Other Fees (as defined below), will not reduce Management Fees and will not be included in calculating the reduction amount and may be paid by a Portfolio Asset directly to the General Partner, the Manager or related entities or may be paid by such Portfolio Asset to the Fund which will pass through such Servicing Fees, on a dollar-for-dollar basis, to the General Partner, the Manager or such related entities.
For the years ended December 31, 2023 and 2022, the total property management fees incurred were $144,000 and $27,000, respectively.
For the years ended December 31, 2023 and 2022, the total development fees and development-related allocable costs and expenses incurred were $33.0 million and $20.8 million, respectively, which are capitalized to the Fund’s respective investments.
Allocation of Opportunities; Co-Investments; Separate Accounts; Review Agent
Allocation of Opportunities
CIM and its affiliates currently manage, sponsor and/or operate, and in the future will continue to manage, sponsor and/or operate, other funds or accounts, including separate accounts and similar arrangements (collectively, “CIM Vehicles”), with a variety of strategies, including strategies which may overlap with, or be identical to, that of the Fund. The General Partner and the Manager may be presented with opportunities that fall within the objective of the Fund and one or more CIM Vehicles, and in such circumstances, the General Partner will determine the allocation of such opportunities in good faith, taking into account relevant facts and circumstances and pursuant to CIM’s allocation policy without deliberately and inappropriately favoring any one CIM Vehicle over another. Pursuant to such allocation policy, the Fund will not receive priority allocations of opportunities in Opportunity Zones. The investment allocation policy will be periodically reviewed and tested by CIM to ensure that the guidelines and controls contained therein are adequate to prevent the Fund or any CIM Vehicle from being systematically and inappropriately disadvantaged as a result of the allocation of opportunities.
The Manager has constituted an investment allocation committee (the “Investment Allocation Committee”) to mitigate allocation risks. The Investment Allocation Committee is primarily responsible for implementing the Investment Allocation Policy, including resolving allocation conflicts. The Investment Allocation Committee is comprised of three Founding Principals and CIM’s Chief Compliance Officer. The size, composition and policies of the Investment Allocation Committee may be changed from time to time.
If an opportunity may be suitable for two or more CIM Vehicles with similar or overlapping strategies that have the capacity to make such acquisition, the Investment Allocation Committee will determine the allocation by considering factors such as the following with respect to each of the Fund or the applicable CIM Vehicles and the relative weight that should be given with respect thereto: (i) the portfolio guidelines and/or restrictions, if any, set forth in the Fund’s or such applicable CIM Vehicle’s organizational documents; (ii) the risk and return profile of the Fund or the applicable CIM Vehicle; (iii) the suitability/priority of a particular asset for the Fund or the applicable CIM Vehicle; (iv) the level of available capital with respect to the Fund or the applicable CIM Vehicle; (v) the total amount of funds committed to the Fund or the applicable CIM Vehicle; and (vi) the age/vintage of the Fund and the applicable CIM Vehicle and the remaining term of the applicable CIM Vehicle’s acquisition period, if applicable. Pursuant to the Investment Allocation Policy, CIM seeks to manage the assets of each of the Fund and the CIM Vehicles consistent with the relevant objectives and not inappropriately favor the Fund over any CIM Vehicle or any CIM Vehicle over the Fund. Pursuant to the Investment Allocation Policy, CIM seeks to manage the assets of each of the Fund and the CIM Vehicles consistent with the relevant objectives and not inappropriately favor the Fund over any CIM Vehicle or any CIM Vehicle over the Fund.
If after considering various factors, the Investment Allocation Committee remains unable to determine allocation of an opportunity to two or more CIM Vehicles, a strict rotation system will be employed. Such CIM Vehicles will be listed on a rotation schedule in the order of their inception dates (i.e., date of the management agreement), from the latest to the earliest inception dates. The CIM Vehicle with the most recent inception date will, therefore, be placed first on the rotation schedule and will be the first to be offered the relevant opportunity.
Co-Investment
The General Partner may offer Limited Partners, other CIM Vehicles and/or other third parties the opportunity to co-invest in particular assets alongside the Fund. The General Partner, its affiliates, the Principals and/or entities controlled by one or more of the Principals may also participate in any co-investment opportunity. The terms and conditions of any co-investment opportunities will be determined by the General Partner in its sole discretion but also may be negotiated by the General Partner and the potential co-investor on a case-by-case basis. Co-investments may be structured as joint ventures in which the Fund and one or more joint venturers, including entities controlled and/or managed by CIM or its affiliates, participate side-by-side in the same Portfolio Asset. Such joint venture partners may or may not be subject to the same terms and conditions as the Fund, including with respect to liquidity rights, buying, selling or otherwise disposing of the underlying real asset and participating in other major decisions affecting the underlying real asset. In certain circumstances, a joint venture partner, rather than the Fund, may control a co-investment opportunity. Co-investment opportunities will be allocated as determined by the General Partner in its sole discretion and not all Limited Partners and other CIM Vehicles may be offered co- investment opportunities. The General Partner may take into consideration any factors it deems appropriate, including its own interests, in allocating co-investment opportunities. The General Partner (or an affiliate thereof) may make a contribution to any vehicle formed for a co-investment opportunity to the extent (but only to the extent) desirable for profit allocation treatment or for legal, tax, regulatory, accounting, structuring or other similar purposes. The Fund has not offered any co-investment opportunities to date.
Review Agents
Kelly Eppich Review Agent
The General Partner previously designated Kelly Eppich as an independent representative of the Limited Partners for the purpose of consulting on matters giving rise to a conflict of interest (the “Kelly Eppich Review Agent” and, together with the MLE Consulting Review Agent, the “Review Agents”). In the year ended December 31, 2022, the Fund paid the Kelly Eppich Review Agent an annual fee of $35,000 in exchange for the Kelly Eppich Review Agent’s services. Upon the General Partner’s request, the Kelly Eppich Review Agent agreed to consult with the General Partner on matters giving rise to, or involving, a potential or actual conflict of interest. The Fund agreed to reimburse the Kelly Eppich Review Agent for certain of its reasonably out-of-pocket expenses. The Kelly Eppich Review Agent was entitled to the benefit of certain indemnification and exculpation provisions, as described in the Partnership Agreement. Services with Kelly Eppich Review Agent ended on August 5, 2022 upon Mr. Eppich’s death.
The conclusions of the Kelly Eppich Review Agent, with respect to those matters presented for its consideration, were conclusive and binding for the purposes of the Partnership Agreement.
MLE Consulting Review Agent
The General Partner has designated Marcie Edwards, on behalf of MLE Consulting Inc., as an independent representative of the Limited Partners for the purpose of consulting on matters giving rise to a conflict of interest (the “MLE Consulting Review Agent”). In each of the years ended December 31, 2023, and 2022, the Fund paid the MLE Consulting Review Agent an annual fee of $35,000 in exchange for the MLE Consulting Review Agent’s services. Upon the General Partner’s request, the MLE Consulting Review Agent has agreed to consult with the General Partner on matters giving rise to, or involving, a potential or actual conflict of interest. The Fund has agreed to reimburse the MLE Consulting Review Agent for certain of its reasonable out-of-pocket expenses. The MLE Consulting Review Agent is entitled to the benefit of certain indemnification and exculpation provisions, as described in the Partnership Agreement. In connection with termination of the Kelly Eppich Review Agent agreement, the MLE Consulting Review Agent Agreement was amended on August 5, 2022 to provide for an increase in the fee per day of 50%, pro rata, until such time that another review agent is appointed to replace Kelly Eppich. For the year ended December 31, 2022, the MLE Consulting Review Agent received an additional $7,288 in fees due in connection with the Kelly Eppich Review Agent termination.
The conclusions of the MLE Consulting Review Agent, with respect to those matters presented for its consideration, will be conclusive and binding for the purposes of the Partnership Agreement.
If the General Partner designates a committee to act as a Review Agent, the General Partner will develop voting procedures for such Review Agent. The conclusions of a Review Agent, with respect to those matters presented for its consideration, will be conclusive and binding for the purposes of the Partnership Agreement. In December 2019, the General Partner designated Marcie Edwards, on behalf of MLE Consulting Inc., and Kelly Eppich as Review Agents. As of August 5, 2022, Kelly Eppich no longer serves as a Review Agent.
Out-of-pocket expenses of a Review Agent and any fees charged by any independent representative acting as, or independent representatives that comprise all or a portion of the members of a committee that acts as, a Review Agent will be paid by the Fund. A Review Agent will be entitled to the benefit of certain indemnification and exculpation provisions, as described in the Partnership Agreement.
For the year ended December 31, 2023 and 2022, the Fund engaged a Review Agent to review two and five transactions, respectively. For a description of the consummated transactions, see “—Consummated Affiliate Transactions and Purchases.”
Any actual conflicts of interest that arise in relation to the Fund will be resolved in accordance with CIM’s conflicts management procedures, including, where required, by referral to a Review Agent. CIM may in its discretion consult with the Review Agent regarding any potential conflict of interest. If the General Partner and the Manager act in a manner, or pursuant to standards or procedures, approved by a Review Agent with respect to such conflict of interest, then to the fullest extent permitted by applicable law, the General Partner, the Manager, CIM and their respective affiliates will not have any liability to the Fund or any Limited Partner for such actions in respect of such matter taken by them, including actions in pursuit of their own interests, and will be deemed to have satisfied their fiduciary duties with respect to such actions and to have acted in good faith with respect to such conflict. Moreover, the Review Agent may be a representative of a Limited Partner or a committee comprised of representatives of Limited Partners, who are also partner(s) in a CIM Vehicle that is co-investing with the Fund or who otherwise participates in other CIM Vehicles being presented with the same opportunities as the Fund.
Warehoused Investments
The acquisition by the third-party Limited Partners of an indirect interest through Units in the initial investment at cost (which may be higher than fair value) as of their closing date could give rise to a conflict of interest. In addition, the General Partner may have, in its discretion, determined to have the Fund acquire or purchase from CIM or its affiliates all or a portion of an initial investment made by CIM or its affiliates prior to the Initial Closing. Any such Initial Investment acquired from CIM or its affiliates were disclosed to the prospective Limited Partners in a supplement to the Memorandum prior to any closing date on which such prospective Limited Partners were required to make capital contributions to the Fund in respect of such Initial Investment.
Each Limited Partner, by acquiring Units, will be deemed to have acknowledged and consented to any actual or potential conflicts of interest relating to any Initial Investments and each Limited Partner, by executing its subscription agreement, will be deemed to have acknowledged and/or consented to (i) the issuance of an interim class of Units to the General Partner, its affiliates, the Principals and/or entities controlled by one or more of the Principals in respect of any Initial Investments, (ii) the return to the General Partner, its affiliates, the Principals and/or entities controlled by one or more of the Principals of any capital contributions they made to fund any such Initial Investments and redemption of their related Units and (iii) such Limited Partner’s participation therein for all purposes, including to the extent required by applicable law.
The Fund (or a subsidiary partnership or other subsidiary special purpose vehicle of the Fund) may directly or indirectly acquire or purchase from one or more other CIM Vehicles (in each case, an “Affiliate Seller”) all or a portion of any investment acquired or consummated prior to the Initial Closing or any other closing date by an Affiliate Seller (including, solely for this purpose, deposits) that purchased such investment with the intent to sell all or a portion of it to the Fund (or a subsidiary partnership or other subsidiary special purpose vehicle of the Fund) (all or a portion of such investments, “Warehoused Investments”). As of the date of this registration statement, the projects known as Aquamarine Westside and Westlands Transmission were acquired from an affiliate of the Fund as Warehoused Investments. The Fund currently has no plans to acquire additional projects through a warehousing arrangement; however, the Fund has and may continue to acquire projects from affiliates as discussed in “Consummated Affiliated Transactions and Purchases,” in accordance with the LPA.
Each Limited Partner, by acquiring Units, will be deemed to have acknowledged and consented to any actual or potential conflicts of interest relating to any Warehoused Investments and each Limited Partner, by executing its subscription agreement, will be deemed to have acknowledged and/or consented to (i) any arrangements and/or transactions relating to the transfer of such Warehoused Investments to the (or a subsidiary partnership or other subsidiary special purpose vehicle of the Fund) and (ii) such Limited Partner’s participation therein for all purposes.
While CIM will seek to manage potential conflicts arising out of the potentially overlapping objectives of the Fund and certain CIM Vehicles, there can be no assurance in the case of overlapping opportunities that the return on the Fund’s acquisition will be equivalent to or better than the returns obtained by the CIM Vehicles participating in such acquisitions.
Overlaps of the Fund with other CIM Vehicles and Accounts
As discussed in “Allocation of Opportunities” and subject to the provisions of the Agreements, on any matter involving a conflict of interest, CIM will be guided by certain fiduciary duties (as set forth in the governing documents) to the Limited Partners as well as to partners in the other CIM Vehicles and will manage such conflict in good faith and seek to ensure that the interests of the Fund and all affected CIM Vehicles are represented. However, if necessary to resolve such conflict, CIM reserves the right to cause the Fund to take such steps as may be necessary to minimize or eliminate the conflict, even if (subject to applicable law) that would require the Fund to (a) forego an opportunity or divest assets that, in the absence of such conflict, it would have made or (b) otherwise take action that may benefit CIM, any of its affiliates or a CIM Vehicle and may not be in the best interests of the Fund or the Limited Partners.
As discussed in “Allocation of Opportunities—Review Agent,” if the General Partner and the Manager act in a manner, approved by a Review Agent with respect to such conflict of interest, then to the fullest extent permitted by applicable law, the General Partner, the Manager, CIM and their respective affiliates will not have any liability to the Fund or any Limited Partner for such actions in respect of such matter taken by them, including actions in pursuit of their own interests, and will be deemed to have satisfied their fiduciary duties with respect to such actions and to have acted in good faith with respect to such conflict.
Broken Deal Expenses
The General Partner may offer Limited Partners and/or third parties the opportunity to co-invest in particular assets alongside the Fund. It may also establish one or more separate accounts. Any separate accounts and/or other CIM Vehicles may acquire assets side-by-side with the Fund. The terms of any co-investment opportunities, joint ventures, separate accounts or similar side-by-side arrangements may typically provide that such partners will not bear their share of any termination or “reverse breakup” fees and any deposits or down payments of cash or other property that are forfeited in connection with such a proposed Portfolio Asset (“Broken Deal Expenses”) and, accordingly, all Broken Deal Expenses will generally be borne entirely by the Fund.
The General Partner, the Manager, the Fund and/or any of their respective affiliates may incur certain out-of-pocket costs and expenses in developing, negotiating and structuring prospective acquisitions that are not ultimately made, including Broken Deal Expenses. If a prospective seller in an unconsummated transaction reimburses the Fund or any of its affiliates for any Broken Deal Expenses (such amount, the “Reimbursed Amount”), the General Partner or its affiliates may in their sole discretion agree to share any or all of such Reimbursed Amount with third-party partners that participate in co-investment opportunities, joint ventures, separate accounts or similar arrangements to the extent such third-party partners incurred costs and expenses in connection with such unconsummated deals. As a result of these sharing arrangements, the Fund may not be reimbursed for 100% of its Broken Deal Expenses. Similarly, if a prospective underlying borrower pays the Fund or any of its affiliates a break-up fee in connection with a deal that ultimately does not close, the General Partner may in its sole discretion share any or all of such break-up fee with other CIM Vehicles or third-party partners that would have made the acquisition if such transaction had been consummated.
Assets in which CIM Vehicles Have a Position
The Fund may also deploy capital alongside CIM Vehicles, including funds, joint ventures or other accounts in which CIM may have an economic stake, whether on a pari passu basis with the Fund’s Portfolio Assets or at a different level of the capital structure of the particular Portfolio Asset. In the event that the Fund participates in a different level of the capital structure of a particular Portfolio Asset than such CIM Vehicles, the interests of the Fund and CIM Vehicles may diverge significantly in the case of financial distress of such company. Accordingly, the General Partner and its affiliates may be presented with decisions when the interests of the two funds are in conflict and CIM may have conflicting loyalties between its duties to the Fund and to such other fund or account. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Fund to provide such additional financing. If CIM Vehicles were to lose their respective assets as a result of such difficulties, the ability of the General Partner to recommend actions in the best interests of the Fund might be impaired. In addition, it is possible that in a bankruptcy proceeding, the Fund’s interest may be subordinated or otherwise adversely affected by virtue of CIM’s and such CIM Vehicles’ involvement and actions relating to their acquisition.
Even in a case where the Fund deploys capital together with another CIM-managed, CIM-sponsored or CIM-operated fund, joint venture or other account, such other fund, joint venture or other account may have different tax and/or other interests with respect to acquisitions than those of the Fund and conflicts may arise including with respect to the structuring of the acquisition and/or disposition and/or the timing of the disposition of the particular asset. Such CIM Vehicles may also have different or expanded rights with respect to the underlying asset, including the right to remove CIM as the manager of the investment, initiate a disposition or effect other major decisions affecting the asset or provide consultation or approvals with respect to changes in CIM’s Investment Allocation Policy. In any such case, actions may be taken by such other fund, joint venture or other account that is adverse to the Fund. There can be no assurance that the return on the Fund’s Portfolio Asset in respect of a particular transaction will be equivalent to or better than the returns obtained by any other CIM-operated fund, joint venture or other account participating in the same transaction. This may result in a loss or substantial dilution of the Fund’s Portfolio Asset, while a CIM Vehicle recovers all or part of amounts due to it. Similarly, the General Partner’s ability to implement the Fund’s strategies effectively may be limited to the extent that contractual obligations entered into in respect of the activities of CIM and/or such CIM Vehicles impose restrictions on the Fund engaging in transactions that the General Partner may be interested in otherwise pursuing.
In those circumstances where the Fund and a CIM Vehicle hold positions in different classes of a company’s debt or equity, CIM may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between the Fund and the CIM Vehicle, including causing the Fund to take certain actions that, in the absence of such conflict, it would not take, such as (i) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security holders), (ii) deploying capital in the same or similar classes of securities as the CIM Vehicle in order to align their interests, (iii) divesting assets or (iv) otherwise taking an action designed to reduce adversity. Any such step could have the effect of benefiting a CIM Vehicle (or CIM) and therefore may not have been in the best interests of, and may have been adverse to, the Fund. A similar standard generally will apply if any CIM Vehicle deploys capital in a company or asset in which the Fund holds a position in a different class of such company’s debt or equity securities or asset.
Although the properties underlying the Fund’s Portfolio Asset and such other CIM Vehicle’s holdings may share certain resources and amenities (e.g., tenant leasing offices, common areas and facilities and access to public transportation), such properties may also compete with one another for resources, including tenants and lease-up opportunities, public funding for infrastructure improvements and tax benefits, which may adversely impact the value and returns of the Fund’s Portfolio Asset.
Independent Actions
The Limited Partners in the Fund and the other CIM Vehicles generally vote separately on matters pertaining to their respective vehicle or arrangement. For example, a determination by the partners in a CIM Vehicle to dispose of its interests in a particular asset or to terminate its vehicle or acquisition period where a corresponding action is not taken on behalf of the Fund could affect the General Partner’s ongoing management decisions with regard to the Fund’s Portfolio Assets, including, with respect to the timing, size and terms of any disposition of such assets on behalf of the Fund, and any actions taken on behalf of such CIM Vehicle with respect to leveraging and/or winding up of its portfolio could adversely affect the Fund’s Portfolio Assets.
Consummated Affiliated Transactions and Purchases
From time to time and to achieve the Fund’s stated investment program and to meet timeline required under the Opportunity Zone legislation, the Fund purchases certain investments from, or co-invests alongside with, CIM affiliated entities or affiliates of the General Partner. A significant percentage of the investments in the Fund have been transferred into the Fund from CIM and its affiliates.
The Fund may coinvest with other entities that are related parties of CIM. As of December 31, 2023, the Fund held investments with a total carrying value of $552.4 million that was coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.

The Fund also enters into certain agreements with other CIM affiliated entities from time to time. In the year ended December 31, 2022, the Fund entered into (i) an agreement with another CIM affiliated entity regarding signage fees, other servicing fees, other servicing fees and expenses in connection with the transfer of an investment and (ii) a loan agreement with another CIM affiliated entity pursuant to which the Fund borrowed funds in connection with a transfer. In the year ended December 31, 2023, the Fund entered into an agreement with another CIM affiliated entity regarding other servicing fees and expenses in connection with the transfer of an investment.
The Fund also makes investments in projects that are not wholly owned by the Fund. The investors in these certain projects are, at times, CIM affiliated entities or affiliates of the General Partner.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by PricewaterhouseCoopers LLP:

	Year Ended December 31,
	2023	2022
Audit fees (1)	$396,750	$82,225
Audit-related fees (2)	42,600	14,580
Tax fees	543,398	150,322
All other fees	—	—
Total	$982,748	$247,127
___________________
(1)Represents fees for professional services performed for the audit of our annual consolidated financial statements and the required review of quarterly consolidated financial statements and other procedures performed by PricewaterhouseCoopers LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, audits of acquired properties or businesses, property audits required by loan agreements, and statutory audits for our subsidiaries or affiliates.
(2)Represents fees for audits of the Fund’s subsidiaries.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
Schedule I- CIM Opportunity Zone Fund GP, LLC Balance Sheet as of December 31, 2023 is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description
3.1
Certificate of Limited Partnership of CIM Opportunity Zone Fund, L.P. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10 filed with the SEC on June 16, 2023, File No. 000-56544)

3.2*	Fifth Amended and Restated Agreement of Limited Partnership of CIM Opportunity Zone Fund, L.P., dated March 18, 2024
4.1	Form of Subscription agreement (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 10 filed with the SEC on June 16, 2023, File No. 000-56544)
4.2*	Description of Registrant’s Securities
10.1
Management Agreement, by and among CIM Opportunity Zone Fund, L.P., CIM Opportunity Zone Fund GP, LLC, CIM Group, L.P., CIM RE Debt Management, LLC and CIM Controlled Company Management, LLC, dated as of January 21, 2019 (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form 10 filed with the SEC on June 16, 2023, File No. 000-56544)

21.1*	Subsidiaries of CIM Opportunity Zone Fund, L.P.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
ITEM 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIM Opportunity Zone Fund, L.P.

Date:	April 19, 2024	By:	/s/ Nathan D. DeBacker

		Name:	Nathan D. DeBacker
		Title:	Chief Accounting Officer (Principal Financial Officer)

Date:	April 19, 2024	By:	/s/ David Thompson

		Name:	David Thompson
		Title:	Chief Financial Officer (Principal Executive Officer)

Report of Independent Registered Public Accounting Firm
To the Partners of CIM Opportunity Zone Fund, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Opportunity Zone Fund, L.P. and its subsidiaries (the “Fund”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in partners’ capital and redeemable partners’ capital and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the consolidated financial statements, the Fund has restated its 2022 consolidated financial statements to correct misstatements.
Basis for Opinion
These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
April 19, 2024
We have served as the Fund’s auditor since 2019.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31, 2023	December 31, 2022
		(As Restated)
ASSETS
Land	$170,472	$139,631
Building and improvements	449,844	418,346
Solar facilities	842,911	—
Intangible assets	13,381	11,983
Real estate under development	168,174	704,010
Total investments in real estate	1,644,782	1,273,970
Accumulated depreciation and amortization	(25,213)	(11,060)
Total investments in real estate, net	1,619,569	1,262,910
Investments in unconsolidated entities, at fair value	148,219	151,066
Cash and cash equivalents	401,476	685,234
Restricted cash	2,091	31
Accounts receivable, net	22,300	10,233
Contributions receivable	971	59
Right of use asset	33,327	34,153
Property acquisition deposits	12,019	46,727
Prepaid expenses and other assets	22,507	51,553
Total Assets	$2,262,479	$2,241,966
LIABILITIES
Notes payable, at fair value	$275,957	$232,937
Accounts payable and accrued expenses	86,354	169,622
Prepaid rent and other liabilities	4,841	224
Lease liability	35,441	34,975
Intangible liabilities, net	34,564	35,000
Due to related party	7,504	20,529
Distributions payable	2,603	—
Total Liabilities	447,264	493,287
COMMITMENTS AND CONTINGENCIES (NOTE 11)
REDEEMABLE PARTNERS’ CAPITAL: 1,737,820 and 1,431,204 limited partnership units issued and outstanding as of December 31, 2023 and 2022	2,019,090	1,683,657
PARTNERS’ CAPITAL
GENERAL PARTNER: 543 and 523 limited partnership units issued and outstanding as of December 31, 2023 and 2022	866	956
Retained earnings (deficit)	(316,191)	(44,974)
Total partners’ capital excluding noncontrolling interests	(315,325)	(44,018)
Non-controlling interests	111,450	109,040
Total Partners’ Capital	(203,875)	65,022
TOTAL LIABILITIES, REDEEMABLE PARTNERS' CAPITAL AND PARTNERS’ CAPITAL	$2,262,479	$2,241,966
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2023	2022
		(As Restated)
Revenues:
Rental and other property income	$24,932	$12,382
Total Revenues	24,932	12,382
Expenses:
Management fees to related party	32,366	24,306
Incentive fees to related party	6,378	5,516
Expense reimbursement to related parties	1,984	737
Interest expense and other	12,358	7,080
General and administrative expense	5,314	2,318
Depreciation and amortization expense	13,251	9,132
Real estate tax	4,988	2,191
Property operating expense	9,442	4,927
Total Expenses	86,081	56,207
Other income (expense):
Interest and other income	7,534	2,626
Other (expense) income	(9,000)	204
(Loss) gain on investments in unconsolidated entities	(2,847)	51,476
Change in fair value of notes payable	(20,641)	6,097
Total other income (expense)	(24,954)	60,403
Net (loss) income	(86,103)	16,578
Net loss attributable to non-controlling interests	(5,607)	(441)
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(80,496)	$17,019
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2022 — As Restated	$1,012,589	$30,917	$923	$(11,662)	$5,827	$(4,912)
Fixed return decrease	(2,709)	(54)	(1)	—	—	(1)
Fixed return increase	2,764	—	—	—	—	—
Capital contributions	600,433	—	—	—	103,654	103,654
Distributions	—	(10,580)	—	—	—	—
Realized incentive allocation	(4,949)	4,949	—	—	—	—
Net income (loss)	16,113	872	34	—	(441)	(407)
Change in fair value of redeemable Limited Partners' capital	32,580	732	—	(33,312)	—	(33,312)
Balance as of December 31, 2022 — As Restated	1,656,821	26,836	956	(44,974)	109,040	65,022
Fixed return decrease	(964)	(13)	—	—	—	—
Fixed return increase	977	—	—	—	—	—
Capital contributions	355,777	—	—	—	21,506	21,506
Distributions	(203,929)	(7,161)	(65)	—	(13,489)	(13,554)
Realized incentive allocation	(32,149)	32,149	—	—	—	—
Net (loss) income	(79,942)	(529)	(25)	—	(5,607)	(5,632)
Change in fair value of redeemable Limited Partners' capital	268,306	2,911	—	(271,217)	—	(271,217)
Balance as of December 31, 2023	$1,964,897	$54,193	$866	$(316,191)	$111,450	$(203,875)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(86,103)	$16,578
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,251	9,132
Straight-line rental income	(6,408)	(7,428)
Amortization of right-of-use asset	826	490
Amortization of deferred financing costs	—	1,499
Loss (gain) on investments in unconsolidated entities	2,847	(51,476)
Change in fair value of notes payable	20,641	(6,097)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,536	(3,978)
Accounts payable and accrued expenses	18,866	(242)
Lease liabilities	466	332
Due to related party	(4,470)	11,352
Prepaid rent and other liabilities	4,617	129
Accounts receivable	(5,659)	(2,493)
Net Cash Used In Operating Activities	(39,590)	(32,202)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	(10,082)	(418,002)
Additions to investments	(695,567)	(337,555)
Return of investment in unconsolidated entities	—	1,224
Monetization of investment tax credit	286,851	—
Payment of property acquisition deposits	(19)	(47,223)
Net Cash Used In Investing Activities	(418,817)	(801,556)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	376,371	700,445
Distributions paid	(222,041)	(10,580)
Notes payable borrowing	40,691	76,599
Repayment of notes payable	(18,312)	—
Deferred financing costs paid	—	(1,245)
Net Cash Provided by Financing Activities	176,709	765,219
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(281,698)	(68,539)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	685,265	753,804
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$403,567	$685,265
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$401,476	$685,234
Restricted cash	2,091	31
Total cash and cash equivalents and restricted cash	$403,567	$685,265
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
The general partner of the Fund is CIM Opportunity Zone Fund GP, LLC, a Delaware limited liability company (the “General Partner”), and an affiliate of CIM Group, LLC (together with its controlled affiliates, “CIM”). One or more affiliates of CIM acts as the manager of the Fund (the “Manager”). The Fund also has limited partners (the “Limited Partners”, affiliated limited partners (the “Affiliated Limited Partners”) and, together with the General Partner, the “Partners”)).
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
As of December 31, 2023, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$1,946,249	$1,946,249	$—
2. CHANGE IN BASIS OF ACCOUNTING (RESTATEMENT)
As disclosed in the Fund’s Current Report on Form 8-K filed on February 27, 2024, following the filing of the Fund’s Form 10, in May 2023 the staff of the Securities and Exchange Commission (the “Staff”) began a review of the Fund’s Form 10. Part of this review focused on the appropriateness of the Fund’s application of Accounting Standards Codification 946, Financial Services – Investment Companies (“ASC 946”). Ultimately, the Staff advised the Fund that it did not agree with the Fund’s application of ASC 946 in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Following the review process and after further consideration, the Fund concluded that its historical annual audited financial statements included within its Form 10, as amended, for the year ended December 31, 2022 should be restated.
Description of Restatement Adjustments
The Fund has historically presented its annual audited and interim unaudited financial statements using investment company accounting methods based on its interpretation of the criteria prescribed under ASC 946. These accounting and financial reporting methods generally resulted in the presentation of the assets and liabilities of the Fund on a fair value basis, rather than at historical cost. The restated financial statements will generally reflect the assets and liabilities of the

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Fund at historical cost, net of depreciation and amortization, rather than at fair value. Additionally, the restated financial statements include the consolidated accounts and results of operations for the entities in which the Fund has determined that it has controlling financial interest, and redeemable limited partners’ capital is classified as non-permanent equity. The Fund’s financial statements previously included a Schedule of Investments, which is not a required schedule for a historical cost-basis entity.
Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Fund is restating the previously issued consolidated financial statements for the year ended December 31, 2022, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. The following tables present a reconciliation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of partners’ capital and consolidated statements of cash flows as previously reported for such prior periods to the restated amounts (in thousands).

	Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Restated
Statement of Net Assets (as previously reported) / Consolidated Balance Sheets (as restated)
Investments - at fair value (cost of $1,350,892)	$1,504,146	$(1,504,146)	$—
Investments in real estate, net	—	1,262,910	1,262,910
Investments in unconsolidated entities, at fair value	—	151,066	151,066
Cash and cash equivalents	139,958	545,276	685,234
Restricted cash	—	31	31
Accounts receivable, net	—	10,233	10,233
Contributions receivable	—	59	59
Right of use asset	—	34,153	34,153
Property acquisition deposits	46,727	—	46,727
Prepaid expenses and other assets	32	51,521	51,553
Total Assets	$1,690,863	$551,103	$2,241,966
Notes payable, at fair value	$—	$232,937	$232,937
Accounts payable and accrued expenses	613	169,009	169,622
Prepaid rent and other liabilities	—	224	224
Lease liability	—	34,975	34,975
Intangible liabilities, net	—	35,000	35,000
Due to related party	295	20,234	20,529
Incentive fees payable to related party	5,516	(5,516)	—
Management fees payable to related party	263	(263)	—
Total Liabilities	6,687	486,600	493,287
Redeemable partners' capital	—	1,683,657	1,683,657
Net Assets (as previously reported) / Partners’ Capital (as restated)
Net Assets	1,684,176	(1,684,176)	—
General Partner	—	956	956
Retained earnings	—	(44,974)	(44,974)
Non-controlling interests	—	109,040	109,040
Total Partners’ Capital	$1,684,176	$(1,619,154)	$65,022

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Restated
Statements of Operations / Consolidated Statements of Operations
Rental and other property income	$—	$12,382	$12,382
Total Revenues	—	12,382	12,382
Management fees to related party	24,306	—	24,306
Incentive fees to related party	5,516	—	5,516
Expense reimbursement to related parties	—	737	737
Interest expense and other	—	7,080	7,080
General and administrative expense	—	2,318	2,318
Depreciation and amortization expense	—	9,132	9,132
Real estate tax	—	2,191	2,191
Property operating expense	—	4,927	4,927
Organization costs	358	(358)	—
Administrative expenses	2,685	(2,685)	—
Total Expenses	32,865	23,342	56,207
Other income (expense):
Interest and other income	2,728	(102)	2,626
Other income	—	204	204
Gain on investments in unconsolidated entities	—	51,476	51,476
Net change in unrealized gain on investments	79,475	(79,475)	—
Change in fair value of notes payable	—	6,097	6,097
Total other income (expense)	82,203	(21,800)	60,403
Net income	49,338	(32,760)	16,578
Net loss attributable to non-controlling interests	—	(441)	(441)
Net income attributable to CIM Opportunity Zone Fund, L.P.	$49,338	$(32,319)	$17,019

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Redeemable Partners’ Capital
Statement of Changes in Net Assets - As Previously Reported	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2022 - as reported	$—	$—	$1,013,589	$30,917	$480	$—	$—	$1,044,986
Net investment loss before fixed return	—	—	(30,124)	(13)	—	—	—	(30,137)
Fixed return decrease	—	—	(2,709)	(54)	(1)	—	—	(2,764)
Fixed return increase	—	—	2,764	—	—	—	—	2,764
Net change in unrealized gain on investments	—	—	77,817	1,617	40	—	—	79,474
Capital contributions	—	—	600,433	—	—	—	—	600,433
Distributions	—	—	—	(10,580)	—	—	—	(10,580)
Realized incentive allocation	—	—	(4,949)	4,949	—	—	—	—
Balance as of December 31, 2022 - as reported	$—	$—	$1,656,821	$26,836	$519	$—	$—	$1,684,176

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- Adjustments	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2022	$1,012,589	$30,917	$(1,013,589)	$(30,917)	$443	$(11,662)	$5,827	$(1,049,898)
Net investment loss before fixed return	—	—	30,124	13	—	—	—	30,137
Fixed return decrease	(2,709)	(54)	2,709	54	—	—	—	2,763
Fixed return increase	2,764	—	(2,764)	—	—	—	—	(2,764)
Net change in unrealized gain on investments	—	—	(77,817)	(1,617)	(40)	—	—	(79,474)
Capital contributions	600,433	—	(600,433)	—	—	—	103,654	(496,779)
Distributions	—	(10,580)	—	10,580	—	—	—	10,580
Realized incentive allocation	(4,949)	4,949	4,949	(4,949)	—	—	—	—
Net income	16,113	872	—	—	34	—	(441)	(407)
Change in fair value of redeemable Limited Partners’ capital	32,580	732	—	—	—	(33,312)	—	(33,312)
Balance as of December 31, 2022	$1,656,821	$26,836	$(1,656,821)	$(26,836)	$437	$(44,974)	$109,040	$(1,619,154)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- As Restated	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2022 - as restated	$1,012,589	$30,917	$—	$—	$923	$(11,662)	$5,827	$(4,912)
Fixed return decrease	(2,709)	(54)	—	—	(1)	—	—	(1)
Fixed return increase	2,764	—	—	—	—	—	—	—
Capital contributions	600,433	—	—	—	—	—	103,654	103,654
Distributions	—	(10,580)	—	—	—	—	—	—
Realized incentive allocation	(4,949)	4,949	—	—	—	—	—	—
Net income	16,113	872	—	—	34	—	(441)	(407)
Change in fair value of redeemable Limited Partners’ capital	32,580	732	—	—	—	(33,312)	—	(33,312)
Balance as of December 31, 2022 - as restated	$1,656,821	$26,836	$—	$—	$956	$(44,974)	$109,040	$65,022

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$49,338	$(32,760)	$16,578
Adjustments to reconcile net (loss) income to net cash used in operating activities
Purchase of/additions to investments	(1,092,352)	1,092,352	—
Depreciation and amortization	—	9,132	9,132
Straight-line rental income	—	(7,428)	(7,428)
Amortization of right-of-use asset	—	490	490
Amortization of deferred financing costs	—	1,499	1,499
Loss (gain) on investments in unconsolidated entities	—	(51,476)	(51,476)
Net change in unrealized gain on investments	(79,475)	79,475	—
Payable for investments purchased	(23,029)	23,029	—
Change in fair value of notes payable	—	(6,097)	(6,097)
Changes in operating assets and liabilities:
Property acquisition deposits	(46,727)	46,727	—
Prepaid expenses and other assets	320	(4,298)	(3,978)
Accounts payable and accrued expenses	(2,889)	2,647	(242)
Lease liabilities	—	332	332
Due to related party	(454)	11,806	11,352
Prepaid rent and other liabilities	—	129	129
Accounts receivable	—	(2,493)	(2,493)
Incentive fees payable to related party	5,516	(5,516)	—
Management fees payable to related party	(152)	152	—
Net Cash (Used In) Provided by Operating Activities	(1,189,904)	1,157,702	(32,202)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	—	(418,002)	(418,002)
Additions to investments	—	(337,555)	(337,555)
Return of investment in unconsolidated entities	—	1,224	1,224
Payment of property acquisition deposits	—	(47,223)	(47,223)
Net Cash Used In Investing Activities	—	(801,556)	(801,556)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	596,847	103,598	700,445
Distributions paid	(10,580)	—	(10,580)
Notes payable borrowing	—	76,599	76,599
Deferred financing costs paid	—	(1,245)	(1,245)
Net Cash Provided by Financing Activities	586,267	178,952	765,219
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(603,637)	535,098	(68,539)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	743,595	10,209	753,804
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$139,958	$545,307	$685,265
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$139,958	$545,276	$685,234
Restricted cash	—	31	31
Total cash and cash equivalents and restricted cash	$139,958	$545,307	$685,265
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. The portions of equity in consolidated subsidiaries that are wholly-owned and are not attributable, directly or indirectly, to the Fund are presented as non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the years ended December 31, 2023 and 2022. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate and infrastructure assets are discussed in detail in Note 4 — Fair Value Measurements. See also Note 5 — Investments in Real Estate for further discussion regarding real estate investment activity.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $61.9 million and $164.0 million, respectively, as of December 31, 2023 and 2022.
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties owned by third parties.
Leases — The Fund has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Investment tax credit income — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as an other asset and a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit will be recognized over the useful life of the solar facilities, which have a weighted average useful life of 26.7 years, as a reduction to depreciation and amortization in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset in other income (expense) in the consolidated statement of operations. During the year

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
ended December 31, 2023, the Fund’s investments generated approximately $347.7 million of investment tax credits that were recorded at their estimated market value of $304.6 million. During the year ended December 31, 2023, amortization of the ITC credit was $465,000 and is reflected as a reduction to depreciation and amortization in the consolidated statements of operations. The Fund sold the ITC during the year ended December 31, 2023, and no gain or loss was recognized on sale.
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
Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Fund’s accounting and reporting.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Fund is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and disclosures.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2023 and 2022, are as follows (in thousands):

Description	Total Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$148,219	$—	$—	$148,219
Notes payable	$275,957	$—	$—	$275,957

Description	Total Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Investments in unconsolidated entities	$151,066	$—	$—	$151,066
Notes payable	$232,937	$—	$—	$232,937

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023:

Investment	Fair Value (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$148,219	Sales comparison		Value per acre	$35,001
		Blended approach		Discounted cash flow weighting	60%
				Cost approach weighting	40%
		Discounted cash flow		Discount rate	7.3% - 12.5%
					(7.9%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
Debt
Notes Payable	$275,957	Net present value		Market interest rate	6.4% - 8.9%
					(8.0%)
		Discounted cash flow	(1)	Discount rate	6.0%
				Investment tax credit rate	30%
				Investment tax credit eligibility	97.5%
				Economic useful life	40 years
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
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022:

Investment	Fair Value (in thousands) (As Restated)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average) (As Restated)
Investments in Unconsolidated Entities
Renewable Energy	$151,066	Sales comparison	Value per acre	$35,001
		Blended approach	Discounted cash flow weighting	60%
			Cost approach weighting	40%
		Discounted cash flow	Discount rate	6.0% - 12.4%
				(6.7%)
			Investment tax credit rate	30.0%
			Investment tax credit eligibility	94.9%
			Economic useful life	35 years
Debt
Notes Payable	$232,937	Net present value	Market interest rate	5.8% - 7.5%
				(6.8%)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the year ended December 31, 2023 and 2022 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2022 — As Restated	$208,329	$71,000
Consolidation of investment	(107,515)	91,435
Notes payable borrowing	—	76,599
Return of investment in unconsolidated entities	(1,224)	—
Unrealized gain on investments in unconsolidated entities	51,476	—
Change in fair value of notes payable	—	(6,097)
Ending balance, December 31, 2022 — As Restated	$151,066	$232,937
Notes payable borrowing	—	40,691
Repayment of notes payable	—	(18,312)
Unrealized loss on investments in unconsolidated entities	(2,847)	—
Change in fair value of notes payable	—	20,641
Ending balance, December 31, 2023	$148,219	$275,957
5. INVESTMENTS IN REAL ESTATE
2023 Transactions — During the year ended December 31, 2023, the Fund acquired an interest in four properties for an aggregate purchase price of $44.8 million (the “2023 Property Acquisitions”), which were accounted for as asset acquisitions and includes $109,000 of acquisition-related expenses that were capitalized.

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Office — Los Angeles, CA	99%	March 1, 2023	$7,022
Multifamily — Los Angeles, CA	99%	March 15, 2023	$13,542
Multifamily — Los Angeles, CA	99%	March 30, 2023	$19,903
Office — Los Angeles, CA	99%	April 20, 2023	$4,342
2022 Transactions — During the year ended December 31, 2022, the Fund acquired an interest in eight properties for an aggregate purchase price of $430.8 million (the “2022 Property Acquisitions”), which were accounted for as asset acquisitions and includes $306,000 of acquisition-related expenses that were capitalized.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Solar — Lemoore, CA	88%	April 20, 2022	$75,129
Office — Los Angeles, CA	99%	May 10, 2022	$12,583
Multifamily — Los Angeles, CA	99%	June 1, 2022	$32,147
Multifamily — Los Angeles, CA	99%	June 1, 2022	$2,757
Multifamily — Los Angeles, CA	99%	June 1, 2022	$6,411
Hotel — Atlanta, GA	99%	June 30, 2022	$3,592
Multifamily — Atlanta, GA	99%	June 30, 2022	$2,892
Solar — Lemoore, CA	100%	December 7, 2022	$295,308
The results of operations of the properties the Fund acquired have been included in the consolidated statements of operations from the dates of acquisition. The following table summarizes the purchase price allocation for the 2023 and 2022 Property Acquisitions (in thousands):

	2023 Property Acquisitions	2022 Property Acquisitions
Land	$28,028	$81,963
Building and improvements	16,771	94,401
Intangible assets (1)	10	817
Real estate under development	—	288,638
Intangible liabilities (2)	—	(35,000)
Total purchase price	$44,809	$430,819
___________________
(1)The amortization period for acquired intangible assets is 5.1 years and 10.7 years, respectively, for the 2023 and 2022 Property Acquisitions.
(2)The amortization period for acquired intangible liabilities is 10 years.
Consolidated Joint Ventures — During the year ended December 31, 2022, the Fund determined there was a change in control with respect to its investment in the office property located in Dallas, Texas due to the completion of construction. The investment is a variable interest entity, and completion of construction was considered to be a reconsideration event, resulting in the Fund being determined to be the primary beneficiary. Accordingly, the Fund determined it should consolidate the investment, which was previously reflected as an investment in unconsolidated entities, at fair value. The Fund accounted for the consolidation as an asset acquisition. The tangible and intangible assets acquired and liabilities assumed in this transaction were recorded in the Fund’s consolidated balance sheets at their estimated fair value as of the consolidation date (the “Dallas Consolidated Joint Venture”). The Fund also recorded $22.5 million of non-controlling interest related to the Dallas Consolidated Joint Venture on the consolidation date.
As of December 31, 2023, the Fund had a 62% interest in the Dallas Consolidated Joint Venture with total assets of $333.0 million, which included $278.7 million of real estate assets, net of accumulated depreciation and amortization of $13.9 million, and total liabilities of $177.0 million, including debt outstanding of $133.7 million. The Company has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of December 31, 2023, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with total assets of $124.6 million, which included $120.7 million of real estate assets, net of accumulated depreciation and amortization of $9.6 million, and total liabilities of $65.5 million, including debt outstanding of $64.4 million. The Company has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
6. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands, except weighted average life remaining):

	As of December 31,
	2023	2022
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $1,997 and $776, respectively (with a weighted average life remaining of 9.3 and 10.3 years, respectively)	$11,384	$11,207
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $436 and $0, respectively (with a weighted average life remaining of 10.0 years and 11.0 years, respectively)	$34,564	$35,000
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization in the accompanying consolidated statements of operations.
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
In-place lease and other intangible amortization	$1,222	$756
Below-market REC agreement amortization	$436	$—
As of December 31, 2023, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Below-Market REC Agreement
2024	$1,226	$3,456
2025	1,226	3,456
2026	1,226	3,456
2027	1,226	3,456
2028	1,224	3,456
Thereafter	5,256	17,284
Total	$11,384	$34,564
7. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollars in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	December 31, 2023	December 31, 2022
Solar — Lemoore, CA	27%	December 13, 2019	$134,637	$137,959
Solar — Lemoore, CA	15%	December 13, 2019	13,582	13,107
Total investments in unconsolidated entities			$148,219	$151,066
The Fund’s investments in unconsolidated entities includes debt of $10.4 million and $14.5 million, respectively, as of December 31, 2023 and 2022. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
8. DEBT
The following table summarizes the debt balances as of December 31, 2023 and 2022, and the debt activity for the year ended December 31, 2023 (in thousands):

		During the Year Ended December 31, 2023
	December 31, 2022	Debt Issuances & Assumptions	Repayments	Fair Value Adjustment	December 31, 2023
Notes Payable:
Fixed rate mortgages payable	$126,488	$19,512	$—	$—	$146,000
Variable rate mortgage payable	112,546	21,179	—	—	133,725
Total notes payable	239,034	40,691	—	—	279,725
Fair value adjustment	(6,097)	—	(18,312)	20,641	(3,768)
Total notes payable, at fair value	$232,937	$40,691	$(18,312)	$20,641	$275,957
Fixed Rate Notes Payable
As of December 31, 2023, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. As of December 31, 2023, the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”). Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment. The Convertible Note may be increased to $100 million upon securing a third-party senior construction loan. Payments under the Convertible Note will be made on each date that the Fund makes a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
Variable Rate Notes Payable
The Fund also had a $133.7 million variable rate note payable with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85%, with monthly payments of interest only, maturing on April 24, 2025.
As of December 31, 2023, the aggregate outstanding principal balance of the Fund’s notes payable was $279.7 million and the fair value was $276.0 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of December 31, 2023. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 4 — Fair Value Measurements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to December 31, 2023 (in thousands):

Year Ending December 31,	Principal Repayments
2024	$—
2025	133,725
2026	—
2027	—
2028	—
Thereafter	146,000
Total	$279,725

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $977,000 and $2.8 million, respectively, for the year ended December 31, 2023 and 2022, which are included in the statement of changes in partners’ capital as fixed return increase and fixed return decrease. As of December 31, 2023, the Fund had $971,000 of contributions receivable in the consolidated balance sheets.
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. As of December 31, 2023, the Fund had $2.6 million of distributions payable in the consolidated balance sheets.
Redeemable Partners’ Capital
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to incentive allocation without notice to the Limited Partners at any time in their discretion. During the year ended December 31, 2023, the Fund redeemed units totaling $286,000.
10. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of December 31, 2023, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
rate is met, which means that once the hurdle rate is surpassed, the General Partner will receive 80% of the profits or gains until they have caught up to their entitled share.
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through December 31, 2023, the Fund has realized an incentive allocation of $47.7 million.
Servicing Fees
The General Partner or its affiliates may also provide to the Fund and/or its investments part or all of other services (“Other Services”) that would otherwise be provided by a third party, including servicing fees and reimbursement of allocable costs and expenses incurred in connection with or relating to the performance of any Other Services. Pursuant to such provided services, the General Partner or its affiliates may receive from the Fund and/or its Portfolio Assets, (i) property management fees, (ii) development management fees, (iii) leasing brokerage fees, (iv) fees associated with arranging financings for Portfolio Assets, (v) multifamily residential sales fees, (vi) fees relating to servicing and administering the Portfolio Assets, including special servicing, (vii) fees in connection with or following a foreclosure on the Portfolio Asset and (viii) other related fees in connection with a Portfolio Asset (collectively, “Servicing Fees”). Such Servicing Fees will be either (x) at rates which do not exceed the limits set forth immediately below, (y) at rates that are no less favorable to the Fund and/or such Portfolio Asset than the arm’s-length rates on which the Fund and/or such Portfolio Asset could obtain comparable services from an unaffiliated service provider taking into account the nature of the relevant asset type and the special services required or (z) at rates that receive the consent of a Review Agent or the Limited Partners:

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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Management fees	$32,366	$24,306
Expense reimbursement to related parties	$1,984	$737
Incentive allocation (1)	$38,527	$10,465
Organizational costs (2)	$116	$358
Development fees and allocable costs and expenses (3)	$32,978	$20,776
Property management fees (4)	$144	$27
______________________
(1)During the year ended December 31, 2023 and December 31, 2022, realized Incentive Allocation to SLP was $38.5 million and $10.5 million, respectively. Pursuant to Section 5.07(a)(ii) of the Partnership Agreement and for the year ended December 31, 2023 and December 31, 2022, the General Partner elected to have $6.4 million and $5.5 million, respectively, of the total realized incentive paid as an incentive fee, which is reflected in the statement of operations, and the remaining $32.1 million and $4.9 million, respectively, of realized incentive was allocated to the SLP.
(2)Organizational costs are capitalized to prepaid expenses and other in the condensed consolidated balance sheets, and subsequently amortized over five years to general and administrative expenses in the consolidated statements of operations.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(3)Represents development fees and development-related Allocable Costs and Expenses capitalized to real estate under development in the condensed consolidated balance sheets. Does not include $86,000 and $262,000, respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the year ended December 31, 2023 and 2022.
(4)Property management fees are expensed to property operating expense in the statement of operations.
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Management fees	$574	$263
Incentive fees	$6,378	$5,516
Administration and other reimbursable expenses	$478	$295
Related Party Investments
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been transferred into the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of December 31, 2023, the Fund held investments with a total carrying value of $552.4 million that was coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
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
12. LEASES
Future minimum rental revenue under long-term operating leases as of December 31, 2023, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Year Ending December 31,	Future Minimum Rental Income
2024	$19,227
2025	19,700
2026	20,105
2027	20,518
2028	20,940
Thereafter	90,612
Total	$191,102

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 95 years, for which a right of use (“ROU”) asset of $33.3 million and $34.2 million and a lease liability of $35.4 million and $35.0 million was recorded as of December 31, 2023 and 2022, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $2.0 million of ground lease expense during both the years ended December 31, 2023 and 2022 of which $800,000 was paid in cash during the period it was recognized. As of December 31, 2023, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $800,000 annually for 2024 through 2028, and $197.0 million thereafter through the maturity date of the lease in December 2118.
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
		(As Restated)
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$2,603	$—
Contributions receivable	$971	$59
Accrued capital expenditures	$62,112	$172,801
Reclassification of property acquisition deposits to investments	$34,727	$846
Holdback on monetization of investment tax credit	$17,237	$—
Recognition of right-of-use asset and lease liability	$—	$34,643
Consolidation of real estate joint venture	$—	$198,950
Notes payable assumed recorded upon consolidation of joint venture	$—	$91,435
Supplemental Cash Flow Disclosures:
Interest Paid	$11,825	$4,321
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to December 31, 2023:
The Fund accepted additional capital commitments of approximately $25.6 million.

Schedule I
CIM OPPORTUNITY ZONE FUND GP, LLC

Balance Sheet and Independent Auditors’ Report
December 31, 2023
CIM OPPORTUNITY ZONE FUND GP, LLC

December 31, 2023

Report of Independent Auditors
To the Member of CIM Opportunity Zone Fund GP, LLC
Opinion
We have audited the accompanying balance sheet of CIM Opportunity Zone Fund GP, LLC (the “Company”), as of December 31, 2023, including the related notes (collectively referred to as the “balance sheet”).
In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of the Company as of December 31, 2023, in accordance with accounting principles generally accepted in the United States of America.
Basis for Opinion
We conducted our audit in accordance with auditing standards generally accepted in the United States of America (US GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Balance Sheet section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Responsibilities of Management for the Balance Sheet
Management is responsible for the preparation and fair presentation of the balance sheet in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of a balance sheet that is free from material misstatement, whether due to fraud or error.
In preparing the balance sheet, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the balance sheet is available to be issued.
Auditors’ Responsibilities for the Audit of the Balance Sheet
Our objectives are to obtain reasonable assurance about whether the balance sheet as a whole is free from material misstatement, whether due to fraud or error, and to issue an auditors’ report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with US GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the balance sheet.
In performing an audit in accordance with US GAAS, we:
•Exercise professional judgment and maintain professional skepticism throughout the audit.
•Identify and assess the risks of material misstatement of the balance sheet, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the balance sheet.
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the balance sheet.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
April 19, 2024

CIM OPPORTUNITY ZONE FUND GP, LLC
BALANCE SHEET

December 31, 2023
ASSETS
Investment in Fund	$518,705
Investment in Fund Assets	5,609,720

Total Assets	$6,128,425
Commitments and contingencies (Note 3)
MEMBER’S CAPITAL
Member’s Capital	6,128,425
Total Member’s Capital	$6,128,425
See accompanying notes to the balance sheet.

CIM OPPORTUNITY ZONE FUND GP, LLC
NOTES TO BALANCE SHEET
1.Description of the Business
CIM Opportunity Zone Fund GP, LLC, (the “General Partner” or the “Company”), a Delaware limited liability company, was formed on October 31, 2018. The Company is the sole general partner of CIM Opportunity Zone Fund, L.P., (the “Fund”) an open-ended vehicle formed for the purpose of acquiring, owning, developing or re-developing and operating infrastructure and real estate assets, including assets in low-income communities in the United States that have been designated as “Opportunity Zones” pursuant to Section 1400Z-1 of the Internal Revenue Code of 1986 (the “Code”).
The Company is a wholly-owned subsidiary of CIM Group Management, LLC, as the sole equity member (the “Member”). The Company is an affiliate of CIM Group, LLC (together with its controlled affiliates, “CIM”). One or more affiliates of CIM acts as the manager of the Fund (the “Manager”). The Fund also has limited partners (the “Limited Partners” and, together with the General Partner, the “Partners”).
Except to the extent expressly set forth in the Fifth Amended and Restated Limited Partnership Agreement of CIM Opportunity Zone Fund, L.P., the Company has full, complete, and exclusive authority to manage and control the business affairs of the Fund. The Company may be removed as the Fund’s general partner if consented to by 75% of the limited partnership interests of the Fund. The Fund shall continue until it is dissolved and subsequently terminated upon (a) a determination made by the General Partner at any time in its discretion, (b) the bankruptcy, termination, dissolution or withdrawal of the General Partner, (c) the consent of a majority of the Limited Partners by number and the consent of 75% of Limited Partners by units to dissolve the Fund or (d) the entry of a decree of dissolution with respect to the Fund.
2.Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In determining whether the Company has controlling interests in an entity and is required to consolidate the accounts in that entity, the Company analyzes its investment in the Fund and Fund Assets in accordance with standards set forth in U.S. GAAP to determine whether the entities are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment, and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments on the Company’s balance sheet.
As of December 31, 2023, the Company determined its investment in the Fund to be a variable interest. Additionally, the Company was not determined to be the primary beneficiary due to its inability to exert significant influence and that its obligations as a general partner do not absorb losses or receive benefits of the fund that could potentially be significant. Therefore, the Company’s investments are accounted for as equity method investments as further described below.
Use of Estimates in Preparation of Balance Sheet
The preparation of the balance sheet in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets as of the date of the balance sheet. Actual results could differ significantly from those estimates.
Investment in the Fund and Fund Assets
The general partnership interest in the Fund is unregistered and non-transferrable. As described above, the Company determined that its investments in the Fund and Fund Assets are equity method investments. Investment in the Fund and Fund Assets is recorded at cost plus the Company’s share of the investment’s cumulative income or losses. The carrying values of the Company’s investments in the Fund and Fund Assets approximate fair value.
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
Income Taxes
The Company is a limited liability company with all federal and state income tax liabilities and/or benefits of the Company being passed through to the member. As such, no recognition of federal or state income taxes for the Company or its subsidiaries that are organized as limited liability companies have been provided for in the consolidated financial statements and no provision for income taxes is included in the consolidated financial statements. Any uncertain tax position taken by the Member is not an uncertain position of the Company.
ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. No such items existed in 2023.
Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.
3.Commitments and Contingencies
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business. The Fund and the Company are not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, are any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business.
The Company is subject to various environmental laws of federal, state, and local governments. Compliance with these laws has not had a material adverse effect on the financial statements, and management does not believe it will have such an impact in the future.
4.Subsequent Events
Subsequent Events
Management evaluated transactions and events occurring subsequent to December 31, 2023, noting no material transactions or events in the subsequent period requiring disclosure or recognition in the balance sheet.