Form 10-Q
period 2024-03-31
CIM Opportunity Zone Fund, L.P.
filed 2024-05-14
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2024, there were 1,732,167 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Land	$176,907	$170,472
Building and improvements	451,649	449,844
Solar facilities	851,934	842,911
Intangible assets	13,373	13,381
Real estate under development	198,393	168,174
Total investments in real estate	1,692,256	1,644,782
Accumulated depreciation and amortization	(42,364)	(25,213)
Total investments in real estate, net	1,649,892	1,619,569
Investments in unconsolidated entities, at fair value	153,499	148,219
Cash and cash equivalents	376,885	401,476
Restricted cash	2,485	2,091
Accounts receivable, net	44,866	22,300
Contributions receivable	211	971
Right of use asset	33,141	33,327
Property acquisition deposits	—	12,019
Prepaid expenses and other assets	29,003	22,507
Total Assets	$2,289,982	$2,262,479
LIABILITIES
Notes payable, at fair value	$280,713	$275,957
Accounts payable and accrued expenses	73,640	86,354
Prepaid rent and other liabilities	10,674	4,841
Lease liability	35,561	35,441
Intangible liabilities, net	33,693	34,564
Due to related party	6,819	7,504
Distributions payable	32,563	2,603
Advance capital contributions	200	—
Total Liabilities	473,863	447,264
COMMITMENTS AND CONTINGENCIES (NOTE 11)
REDEEMABLE PARTNERS’ CAPITAL: 1,731,621 and 1,737,820 limited partnership units issued and outstanding as of March 31, 2024 and December 31, 2023	2,027,440	2,019,090
PARTNERS’ CAPITAL
GENERAL PARTNER: 546 and 543 limited partnership units issued and outstanding as of March 31, 2024 and December 31, 2023	874	866
Retained earnings (deficit)	(324,499)	(316,191)
Total partners’ capital excluding noncontrolling interests	(323,625)	(315,325)
Non-controlling interests	112,304	111,450
Total Partners’ Capital	(211,321)	(203,875)
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$2,289,982	$2,262,479
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:		(As Restated)
Solar revenue	$27,239	$—
Rental and other property income	8,784	4,739
Total Revenues	36,023	4,739
Expenses:
Management fees to related party	9,084	7,735
Expense reimbursement to related parties	819	513
Interest expense and other	3,439	2,684
General and administrative expense	2,976	814
Depreciation and amortization expense	12,583	2,976
Real estate tax	1,325	1,409
Solar and property operating expense	8,766	1,686
Total Expenses	38,992	17,817
Other income (expense):
Other income	2,923	—
Interest and other income	2,709	1,875
Gain on investments in unconsolidated entities	5,280	801
Change in fair value of notes payable	(1,794)	152
Total other income (expense)	9,118	2,828
Net income (loss)	6,149	(10,250)
Net loss attributable to non-controlling interests	(861)	(1,219)
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$7,010	$(9,031)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2024	$1,964,897	$54,193	$866	$(316,191)	$111,450	$(203,875)
Fixed return decrease	(116)	(3)	—	—	—	—
Fixed return increase	119	—	—	—	—	—
Capital contributions	25,570	—	—	—	1,715	1,715
Distributions	—	(32,530)	—	—	—	—
Net income (loss)	6,530	472	8	—	(861)	(853)
Change in fair value of redeemable Limited Partners' capital	8,062	246	—	(8,308)	—	(8,308)
Balance as of March 31, 2024	$2,005,062	$22,378	$874	$(324,499)	$112,304	$(211,321)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 — As Restated	$1,656,821	$26,836	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—
Fixed return increase	343	—	—	—	—	—
Capital contributions	63,785	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—
Net loss	(9,010)	(20)	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners' capital	(14,690)	(238)	—	14,928	—	14,928
Balance as of March 31, 2023 — As Restated	$1,696,911	$21,673	$955	$(30,046)	$119,648	$90,557
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)
Net income (loss)	$6,149	$(10,250)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	12,583	2,976
Straight-line rental income	(149)	(2,739)
Amortization of right-of-use asset	186	208
Gain on investments in unconsolidated entities	(5,280)	(801)
Change in fair value of notes payable	1,794	(152)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,867)	(1,761)
Accounts payable and accrued expenses	(8,936)	15,384
Lease liabilities	120	115
Due to related party	(482)	(6,142)
Prepaid rent and other liabilities	5,833	390
Accounts receivable	(22,417)	(419)
Net Cash Used In Operating Activities	(18,466)	(3,191)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	(8,104)	(5,740)
Additions to investments	(26,264)	(360,958)
Net Cash Used In Investing Activities	(34,368)	(366,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	28,245	75,536
Distributions paid	(2,570)	—
Notes payable borrowing	4,228	21,507
Repayment of notes payable	(1,266)	—
Net Cash Provided by Financing Activities	28,637	97,043
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(24,197)	(272,846)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	403,567	685,265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$379,370	$412,419
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$376,885	$412,100
Restricted cash	2,485	319
Total cash and cash equivalents and restricted cash	$379,370	$412,419
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)

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
As of March 31, 2024, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$1,971,569	$1,971,569	$—
2. CHANGE IN BASIS OF ACCOUNTING (RESTATEMENT)
As previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023, following the filing of the Fund’s Form 10, in May 2023 the staff of the Securities and Exchange Commission (the “Staff”) began a review of the Fund’s Form 10. Part of this review focused on the appropriateness of the Fund’s application of Accounting Standards Codification 946, Financial Services – Investment Companies (“ASC 946”). Ultimately, the Staff advised the Fund that it did not agree with the Fund’s application of ASC 946 in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Following the review process and after further consideration, the Fund concluded that its historical interim financial statements for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 should be restated.
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
March 31, 2024 (Unaudited)
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
Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Fund has restated the previously issued consolidated financial statements for the three months ended March 31, 2023 to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. The following tables present a reconciliation of the consolidated statements of operations, consolidated statement of changes in partners’ capital, and consolidated statements of cash flows as previously reported for such prior periods to the restated amounts (in thousands).

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
Statements of Operations / Consolidated Statements of Operations
Rental and other property income	$—	$4,739	$4,739
Total Revenues	—	4,739	4,739
Management fees to related party	7,735	—	7,735
Expense reimbursement to related parties	—	513	513
Interest expense and other	—	2,684	2,684
General and administrative expense	1,022	(208)	814
Depreciation and amortization expense	—	2,976	2,976
Real estate tax	—	1,409	1,409
Property operating expense	—	1,686	1,686
Organization costs	69	(69)	—
Total Expenses	8,826	8,991	17,817
Other income (expense):
Interest and other income	217	1,658	1,875
Loss (gain) on investments in unconsolidated entities	—	801	801
Net change in unrealized (loss) gain on investments	(15,355)	15,355	—
Change in fair value of notes payable	—	152	152
Total other income (expense)	(15,138)	17,966	2,828
Net loss	(23,964)	13,714	(10,250)
Net loss attributable to non-controlling interests	—	(1,219)	(1,219)
Net loss attributable to CIM Opportunity Zone Fund, L.P.	$(23,964)	$14,933	$(9,031)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Net Assets - As Previously Reported	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 - as reported	$—	$—	$1,656,821	$26,836	$519	$—	$—	$1,684,176
Net investment loss before fixed return	—	—	(8,595)	(14)	—	—	—	(8,609)
Fixed return decrease	—	—	(338)	(5)	—	—	—	(343)
Fixed return increase	—	—	343	—	—	—	—	343
Net change in unrealized gain on investments	—	—	(15,105)	(244)	(6)	—	—	(15,355)
Capital contributions	—	—	63,785	—	—	—	—	63,785
Distributions	—	—	—	(4,900)	—	—	—	(4,900)
Balance as of March 31, 2023 - as reported	$—	$—	$1,696,911	$21,673	$513	$—	$—	$1,719,097

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- Adjustments	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023	$1,656,821	$26,836	$(1,656,821)	$(26,836)	$437	$(44,974)	$109,040	$(1,619,154)
Net investment loss before fixed return	—	—	8,595	14	—	—	—	8,609
Fixed return decrease	(338)	(5)	338	5	—	—	—	343
Fixed return increase	343	—	(343)	—	—	—	—	(343)
Net change in unrealized gain on investments	—	—	15,105	244	6	—	—	15,355
Capital contributions	63,785	—	(63,785)	—	—	—	11,827	(51,958)
Distributions	—	(4,900)	—	4,900	—	—	—	4,900
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners' capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023	$1,696,911	$21,673	$(1,696,911)	$(21,673)	$442	$(30,046)	$119,648	$(1,628,540)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- As Restated	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 - as restated	$1,656,821	$26,836	$—	$—	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—	—	—
Fixed return increase	343	—	—	—	—	—	—	—
Capital contributions	63,785	—	—	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—	—	—	—
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners' capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023 - as restated	$1,696,911	$21,673	$—	$—	$955	$(30,046)	$119,648	$90,557

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(23,964)	$13,714	$(10,250)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Purchase of/additions to investments	(249,235)	249,235	—
Depreciation and amortization	—	2,976	2,976
Straight-line rental income	—	(2,739)	(2,739)
Amortization of right-of-use asset	—	208	208
Loss (gain) on investments in unconsolidated entities	—	(801)	(801)
Net change in unrealized gain on investments	15,355	(15,355)	—
Change in fair value of notes payable	—	(152)	(152)
Changes in operating assets and liabilities:
Property acquisition deposits	34,727	(34,727)	—
Prepaid expenses and other assets	(2,171)	410	(1,761)
Accounts payable and accrued expenses	280	15,104	15,384
Lease liabilities	—	115	115
Due to related party	(284)	(5,858)	(6,142)
Prepaid rent and other liabilities	—	390	390
Accounts receivable	—	(419)	(419)
Management fees payable to related party	(250)	250	—
Net Cash Provided by (Used In) Operating Activities	(225,542)	222,351	(3,191)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	—	(5,740)	(5,740)
Additions to investments	—	(360,958)	(360,958)
Net Cash (Used In) Provided by Investing Activities	—	(366,698)	(366,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	63,785	11,751	75,536
Notes payable borrowing	50,000	(28,493)	21,507
Net Cash Provided by Financing Activities	113,785	(16,742)	97,043
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(111,757)	(161,089)	(272,846)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	139,958	545,307	685,265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$28,201	$384,218	$412,419
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$28,201	$383,899	$412,100
Restricted cash	—	319	319
Total cash and cash equivalents and restricted cash	$28,201	$384,218	$412,419
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto of CIM Opportunity Zone Fund, L.P. for the fiscal year ended December 31, 2023.
Principles of Consolidation — The accompanying interim consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. The portions of equity in consolidated subsidiaries that are wholly-owned and

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three months ended March 31, 2024 and 2023. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 4 — Fair Value Measurements. See also Note 5 — Investments in Real Estate for further discussion regarding real estate investment activity.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
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
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $58.1 million and $61.9 million, respectively, as of March 31, 2024 and December 31, 2023.
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
March 31, 2024 (Unaudited)
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
Solar revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Solar revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the price to the customer is fixed or determinable; and (iv) collectability is reasonably assured. Solar revenue from contracts with customers is derived from the generation and sale of renewable electric energy and the environmental attributes and capacity attributes generated by or associated with the facility. For these types of sales, the Fund recognizes revenue at the point in time the electric energy, environmental attributes and capacity attributes are delivered or made available, consistent with the amounts billed to or paid from customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as an other asset and a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit will be recognized over the useful life of the solar facilities, which have a weighted average useful life of 26.7 years, as a reduction to depreciation and amortization in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset in other income (expense) in the consolidated statement of operations. To date, as of March 31, 2024, the Fund’s investments have generated approximately $334.8 million of investment tax credits that were recorded at their estimated market value of $308.1 million. During the three months ended March 31, 2024, amortization of the ITC credit was $3.7 million and is reflected as a reduction to depreciation and amortization in the consolidated statements of operations. The Fund sold the ITC during the year ended December 31, 2023, and during the three months ended March 31, 2024, the Fund recognized an additional $2.9 million gain included in other income.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Reportable Segments — The Fund’s real estate investments consist of infrastructure and real estate assets located within qualified opportunity zones. The Fund’s management evaluates operating performance on an overall portfolio level; therefore the Fund’s real estate investments are one reportable segment.
Recent Accounting Pronouncements — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Fund is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and disclosures.
4. FAIR VALUE MEASUREMENTS
In determining fair value, the Fund uses various valuation approaches. The definition of estimated fair value is applied on a consistent basis with that required by ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 establishes a fair value measurement framework, provides a single definition of fair value, and requires expanded disclosure summarizing fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, are as follows (in thousands):

Description	Total Fair Value as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$153,499	$—	$—	$153,499
Notes payable	$280,713	$—	$—	$280,713

Description	Total Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$148,219	$—	$—	$148,219
Notes payable	$275,957	$—	$—	$275,957

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2024:

Investment	Fair Value as of March 31, 2024 (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$153,499	Sales comparison		Value per acre	$35,000
		Blended approach		Discounted cash flow weighting	60.0%
				Cost approach weighting	40.0%
		Discounted cash flow		Discount rate	7.0% - 12.5%
					(7.8%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
Debt
Notes Payable	$280,713	Net present value		Market interest rate	6.3% - 8.8%
					(8.0%)
		Discounted cash flow	(1)	Discount rate	6.0%
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	97.5%
				Economic useful life	40 years
___________________
(1)Represents the valuation techniques and unobservable inputs for the underlying value of the solar project that the respective notes payable value is tied to.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023:

Investment	Fair Value as of December 31, 2023 (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$148,219	Sales comparison	Value per acre	$35,001
		Blended approach	Discounted cash flow weighting	60.0%
			Cost approach weighting	40.0%
		Discounted cash flow	Discount rate	7.3% - 12.5%
				(7.9%)
			Investment tax credit rate	30.0%
			Investment tax credit eligibility	94.9%
			Economic useful life	35 years
Debt
Notes Payable	$275,957	Net present value	Market interest rate	6.4% - 8.9%
				(8.0%)
		Discounted cash flow	Discount rate	6.0%
			Investment tax credit rate	30%
			Investment tax credit eligibility	97.5%
			Economic useful life	40 years
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the three months ended March 31, 2024 and 2023 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2024	$148,219	$275,957
Notes payable borrowing	—	4,228
Repayment of notes payable	—	(1,266)
Unrealized gain on investments in unconsolidated entities	5,280	—
Change in fair value of notes payable	—	1,794
Ending balance, March 31, 2024	$153,499	$280,713

Beginning balance, January 1, 2023	151,066	232,937
Notes payable borrowing	—	21,507
Unrealized gain on investments in unconsolidated entities	801	—
Change in fair value of notes payable	—	(152)
Ending balance, March 31, 2023	$151,867	$254,292
5. INVESTMENTS IN REAL ESTATE
2024 Transactions — During the three months ended March 31, 2024, the Fund acquired an interest in two properties under development for an aggregate purchase price of $8.1 million (the “2024 Property Acquisitions”), which were accounted for as asset acquisitions and includes $6,000 of acquisition-related expenses that were capitalized.

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Hotel — Los Angeles, CA	99%	March 26, 2024	$5,001
Multifamily — Los Angeles, CA	99%	March 26, 2024	$3,103
2023 Transactions — During the three months ended March 31, 2023, the Fund acquired an interest in three properties for an aggregate purchase price of $40.5 million (the “2023 Property Acquisitions”), which were accounted for as asset acquisitions and includes $67,000 of acquisition-related expenses that were capitalized.

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Office — Los Angeles, CA	99%	March 1, 2023	$7,022
Multifamily — Los Angeles, CA	99%	March 15, 2023	$13,542
Multifamily — Los Angeles, CA	99%	March 30, 2023	$19,903
The results of operations of the properties the Fund acquired have been included in the consolidated statements of operations from the dates of acquisition. The following table summarizes the purchase price allocation for the 2024 and 2023 Property Acquisitions (in thousands):

	2024 Property Acquisitions	2023 Property Acquisitions
Land	$6,412	$24,015
Building and improvements	1,692	16,452
Total purchase price	$8,104	$40,467

Consolidated Joint Ventures — The Fund’s consolidated joint ventures, as described below, are variable interest entities and the Fund has been determined to be the primary beneficiary.
As of March 31, 2024, the Fund had a 62% interest in a joint venture (the “Dallas Consolidated Joint Venture”) with total assets of $331.0 million, which included $275.0 million of real estate assets, net of accumulated depreciation and amortization of $15.4 million, and total liabilities of $177.5 million, including debt outstanding of $136.7 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of March 31, 2024, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with total assets of $124.1 million, which included $119.8 million of real estate assets, net of accumulated depreciation and amortization of $10.6 million, and total liabilities of $65.5 million, including debt outstanding of $64.8 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
6. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of March 31, 2024 and December 31, 2023 in thousands, except weighted average life remaining):

	March 31, 2024	December 31, 2023
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $2,304 and $1,997, respectively (with a weighted average life remaining of 9.0 years and 9.3 years, respectively)	$11,069	$11,384
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $1,307 and $436, respectively (with a weighted average life remaining of 9.8 years and 10.0 years, respectively)	$33,693	$34,564
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization in the accompanying consolidated statements of operations.
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
In-place lease and other intangible amortization	$306	$298
Below-market REC agreement amortization	$871	$—
As of March 31, 2024, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Below-Market REC Agreement
Remainder of 2024	$911	$2,592
2025	1,225	3,456
2026	1,225	3,456
2027	1,224	3,456
2028	1,223	3,456
Thereafter	5,261	17,277
Total	$11,069	$33,693

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
7. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollars in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	March 31, 2024	December 31, 2023
Solar — Lemoore, CA	27%	December 13, 2019	$135,502	$134,637
Solar — Lemoore, CA	15%	December 13, 2019	17,997	13,582
Total investments in unconsolidated entities			$153,499	$148,219
The Fund’s investments in unconsolidated entities includes debt of $10.4 million and $10.4 million, respectively, as of March 31, 2024 and December 31, 2023. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.
8. DEBT
The following table summarizes the debt balances as of March 31, 2024 and December 31, 2023, and the debt activity for the three months ended March 31, 2024 (in thousands):

		Three months ended March 31, 2024
	December 31, 2023	Debt Issuances & Assumptions	Repayments	Fair Value Adjustment	March 31, 2024
Notes Payable:
Fixed rate notes payable	$146,000	$—	$—	$—	$146,000
Variable rate notes payable	133,725	4,228	(1,266)	—	136,687
Total notes payable	279,725	4,228	(1,266)	—	282,687
Fair value adjustment	(3,768)	—	—	1,794	(1,974)
Total notes payable, at fair value	$275,957	$4,228	$(1,266)	$1,794	$280,713
As of March 31, 2024, the aggregate outstanding principal balance of the Fund’s notes payable was $282.7 million and the fair value was $280.7 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of March 31, 2024. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 4 — Fair Value Measurements.
Fixed Rate Notes Payable
As of March 31, 2024, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. As of March 31, 2024, the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”). Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment. The Convertible Note may be increased to $100 million upon securing a third-party senior construction loan. Payments under the Convertible Note will be made on each date that the Fund makes a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
Variable Rate Notes Payable
As of March 31, 2024, the Fund had a $136.7 million variable rate note payable with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85%, with monthly payments of interest only, maturing on April 24, 2025. As of March 31, 2024, the weighted average interest rate of the Fund’s variable rate notes payable was 8.18%.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to March 31, 2024 (in thousands):

Principal Repayments
Remainder of 2024	$—
2025	136,687
2026	—
2027	—
2028	—
Thereafter	146,000
Total	$282,687
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $119,000 for the three months ended March 31, 2024, and $343,000 for the three months ended March 31, 2023, which are included in the statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease. As of March 31, 2024, the Fund had $211,000 of contributions receivable and $200,000 of advance capital contributions in the consolidated balance sheets.
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. As of March 31, 2024, the Fund had $32.6 million of distributions payable in the consolidated balance sheets related to incentive allocation to the SLP.
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
March 31, 2024 (Unaudited)
10. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of March 31, 2024, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through March 31, 2024, the Fund has incurred incentive fees and allocation totaling $59.4 million.
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
March 31, 2024 (Unaudited)
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Management fees	$9,084	$7,735
Expense reimbursement to related parties	$819	$513
Organizational costs (1)	$38	$63
Development fees and allocable costs and expenses (2)	$4,268	$10,371
Property management fees (3)	$224	$18
______________________
(1)Organizational costs are capitalized to prepaid expenses and other in the condensed consolidated balance sheets, and subsequently amortized over five years to general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and development-related Allocable Costs and Expenses incurred by the Fund’s consolidated investments. These amounts have been capitalized to real estate under development in the condensed consolidated balance sheets. Does not include $3,000 and $67,000, respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the three months ended March 31, 2024 and 2023.
(3)Property management fees are expensed to property operating expense in the statement of operations.

Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Management fees	$200	$574
Incentive allocation	$6,378	$6,378
Administration and other reimbursable expenses	$241	$552
Related Party Investments
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been transferred into the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of March 31, 2024, the Fund held investments with a total fair value of $657.8 million that was coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into certain agreements with other CIM affiliated entities from time to time.
11. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business.
As previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023, the Fund incurred a $9.0 million expense under a dispute with a previous customer over a solar contract. The Fund is currently seeking to recover this expense from the counterparty. On April 24, 2024, the previous customer countersued certain subsidiaries of the Fund along with affiliates of CIM, seeking more than $200 million (without specifying or explaining the basis of the alleged damages) from all defendants in the aggregate, including the Fund. The litigation is in process and the outcome cannot be estimated or predicted at this time. CIM and the other affiliated defendants deny the allegations and will continue to pursue their claim against the customer.
Other than as described above, the Fund is not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, are any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
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
12. LEASES
Future minimum rental revenue under long-term operating leases as of March 31, 2024, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2024	$14,473
2025	19,700
2026	20,105
2027	20,518
2028	20,940
Thereafter	111,552
Total	$207,288
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 95 years, for which a lease liability and right of use (“ROU”) asset of $33.1 million and $33.3 million was recorded as of March 31, 2024 and December 31, 2023, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 of ground lease expense during the three months ended March 31, 2024, of which $200,000 and was paid in cash during the period it was recognized. As of March 31, 2024, the Fund’s scheduled future minimum rental payments related to its operating ground lease is approximately $600,000 for the remainder of 2024, $800,000 annually for 2025 through 2029, and $196.2 million thereafter through the maturity date of the lease in December 2118.
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$32,563	$4,900
Contributions receivable	$211	$135
Accrued capital expenditures	$58,131	$159,874
Reclassification of property acquisition deposits to investments	$12,019	$34,727
Supplemental Cash Flow Disclosures:
Interest Paid	$3,338	$2,568
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to March 31, 2024:
The Fund accepted additional capital commitments of approximately $5.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Opportunity Zone Fund, L.P.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Portfolio Information
As of March 31, 2024, we had investments in 21 assets, including investments in unconsolidated entities, with an aggregate net book value of $1.8 billion. During the three months ended March 31, 2024, we acquired 99% ownership interests in two properties under development located in Los Angeles, California.
Results of Operations
The Fund’s consolidated financial statements for the three months ended March 31, 2023 have been restated, the impact of which is detailed in Note 2 — Change in Basis of Accounting (Restatement) to our consolidated financial statements. The following table provides summary information about our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
		(As Restated)
Solar revenue	$27,239	$—	$27,239
Rental and other property income	8,784	4,739	4,045
Total Revenues	36,023	4,739	31,284
Management fees to related party	9,084	7,735	1,349
Expense reimbursement to related parties	819	513	306
Interest expense and other	3,439	2,684	755
General and administrative expense	2,976	814	2,162
Depreciation and amortization expense	12,583	2,976	9,607
Real estate tax	1,325	1,409	(84)
Solar and property operating expense	8,766	1,686	7,080
Total Expenses	38,992	17,817	21,175
Other income	2,923	—	2,923
Interest and other income	2,709	1,875	834
Gain on investments in unconsolidated entities	5,280	801	4,479
Change in fair value of notes payable	(1,794)	152	(1,946)
Total other income	9,118	2,828	6,290
Net income (loss)	6,149	(10,250)	16,399
Net loss attributable to non-controlling interests	(861)	(1,219)	358
Net income attributable to CIM Opportunity Zone Fund, L.P.	$7,010	$(9,031)	$16,041
Solar revenue
The increase in solar income of $27.2 million during the three months ended March 31, 2024, compared to the same period in 2023 was due to the Fund’s solar assets being place into service during the fourth quarter of 2023.
Rental and other property income
The increase in rental and other property income of $4.0 million during the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to increased rental income at our office property located in Dallas, Texas.
Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $1.3 million during the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to an increase in NAV driven by additional capital raised. From March 31, 2023 to March 31, 2024 the Fund accepted an additional $317.6 million in capital contributions.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $306,000 during the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to the increased assets at March 31, 2024 compared to March 31, 2023. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases.
Interest expense and other
Interest expense also includes amortization of deferred financing costs.
The increase in interest expense of $755,000 during the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to increased borrowings on our notes payable during the period, along with increased interest rates subsequent to March 31, 2023.

General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $2.2 million during the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to the increase in total assets at March 31, 2024 compared to March 31, 2023, as further described above. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases. This generally leads to higher administrative expenses, as more resources and personnel are required.
Depreciation and amortization
The increase in depreciation and amortization expense of $9.6 million during the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to depreciation expense on the Fund’s solar assets after being placed into service during the fourth quarter of 2023.
Real estate tax
Real estate tax during the three months ended March 31, 2024 remained relatively consistent compared to the same period in 2023.
Solar and property operating expense
The increase in solar and property operating expense of $7.1 million during the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to the increased expenses on the Fund’s solar assets after being placed into service during the fourth quarter of 2023, in addition to the acquisition of three properties subsequent to March 31, 2023.
Interest and other income
Interest and other income consists of amounts received on interest-bearing accounts.
The increase in interest and other income of $834,000 during the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to higher balances in our interest-bearing accounts during the three months ended March 31, 2024.
Gain on investments in unconsolidated entities
Gain on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
The increase in gain on investments in unconsolidated entities of $4.5 million during the three months ended March 31, 2024 compared to the same period in 2023 was due to an increase in the valuation of the portfolio assets held by the unconsolidated entities as a result of increased operational performance.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The decrease in the change in fair value of notes payable of $1.9 million during the three months ended March 31, 2024, compared to the same period in 2023 was due to the impact of increasing interest rates throughout the three months ended March 31, 2024, impacting the value of our notes payable.
Net loss attributable to non-controlling interests
The decrease in net loss attributable to non-controlling interests was $358,000 during the three months ended March 31, 2024 was primarily due to the proportional allocation of net loss to the non-controlling interest holder during the three months ended March 31, 2024.

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
Contractual Obligations
As of March 31, 2024, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $282.7 million and fair value of $280.7 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of March 31, 2024.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net Cash Used In Operating Activities	$(18,466)	$(3,191)
Net Cash Used In Investing Activities	(34,368)	(366,698)
Net Cash Provided by Financing Activities	28,637	97,043
Net Change In Cash And Cash Equivalents And Restricted Cash	$(24,197)	$(272,846)
As of March 31, 2024 and 2023, cash and cash equivalents and restricted cash totaled $379.4 million and $412.4 million, respectively.
Cash flows used in operating activities for both the three months ended March 31, 2024 and 2023 primarily relates to the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. These outflows were partially offset by rental and solar income received and interest income received on our cash-bearing accounts during the period.
Cash flows used in investing activities for both the three months ended March 31, 2024 and 2023 primarily relates to acquisitions and additions to our investments.

Cash flows provided by financing activities for the three months ended March 31, 2024 and 2023 primarily relates to proceeds from capital contributions and proceeds from notes payable borrowings, offset by distributions paid.
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
During the process of preparing the Fund’s annual financial statements for the year ended December 31, 2023, management identified the material weakness described in ‘Material Weakness in Internal Control Over Financial Reporting’ below. The material weakness resulted in the restatement of previously issued financial statements for fiscal years ended December 31, 2021 and 2022 and the fiscal quarter ended March 31, 2023 included in the Fund’s Form 10, as amended, and for fiscal quarters ending June 30, 2023 and September 30, 2023 contained in the Fund’s Form 10-Qs. In response to these conditions, management has developed and begun implementing a remediation plan for the related controls and procedures as of December 31, 2023.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2024, were not effective due to the material weakness in our internal control over financial reporting described below. Consistent with the Internal Control Over Financial Reporting remediation plan outlined below, management will monitor and test its Disclosure Controls and Procedures for a sufficient period of time to enable management to conclude on the effectiveness of the controls and procedures.
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

This material weakness resulted in the restatement of previously issued financial statements for fiscal years ended December 31, 2021 and 2022 and the fiscal quarter ended March 31, 2023 included in the Fund’s Form 10, as amended, and for fiscal quarters ending June 30, 2023 and 2022 and September 30, 2023 and 2022 contained in the Fund’s Form 10-Qs. If not remediated, this material weakness could result in further misstatements of account balances or disclosures that could result in additional material misstatements of the annual or interim consolidated financial statements that would not be prevented or detected.
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
With the exception of the above items, no other change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. For a description of our pending legal proceedings refer to the information set forth in Note 11 — Commitments and Contingencies to the consolidated financial statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of March 31, 2024, we have sold 1,784,931 units resulting in gross offering proceeds of approximately $2.0 billion. The following table represents units sold during the three months ended March 31, 2024 and 2023:

Quarter Ended	Number of Units	Amount
March 31, 2023	54,160.88	$63,785,007
June 30, 2023	48,650.76	$56,416,686
September 30, 2023	179,530.58	$205,533,314
December 31, 2023	26,792.03	$30,041,390
March 31, 2024	21,992.16	$25,570,000
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended March 31, 2024.
As previously disclosed, the Fund had received comment letters from the staff of the SEC’s Division of Corporation Finance (the “Staff”) relating to the Fund’s Registration Statement on Form 10-12G. The Fund has responded to these comment letters and, on May 8, 2024, the Staff advised the Fund that it had completed its review of the Fund’s registration statement on Form 10-12G and has no further comments at the present time.

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
Date: May 14, 2024