Form 10-Q
period 2024-06-30
CIM Opportunity Zone Fund, L.P.
filed 2024-08-13
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2024, there were 1,757,000 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Land	$178,263	$170,472
Building and improvements	465,489	449,844
Solar facilities	857,613	842,911
Intangible assets	14,246	13,381
Real estate under development	254,016	168,174
Total investments in real estate	1,769,627	1,644,782
Accumulated depreciation and amortization	(58,785)	(25,213)
Total investments in real estate, net	1,710,842	1,619,569
Investments in unconsolidated entities, at fair value	156,208	148,219
Cash and cash equivalents	329,793	401,476
Restricted cash	3,473	2,091
Accounts receivable, net	47,629	22,300
Contributions receivable	616	971
Right of use asset	32,920	33,327
Property acquisition deposits	—	12,019
Prepaid expenses and other assets	8,052	22,507
Total Assets	$2,289,533	$2,262,479
LIABILITIES
Notes payable, at fair value	$291,497	$275,957
Accounts payable and accrued expenses	68,707	86,354
Prepaid rent and other liabilities	3,729	4,841
Lease liability	35,681	35,441
Intangible liabilities, net	32,821	34,564
Due to related party	493	7,504
Distributions payable	33	2,603
Advance capital contributions	500	—
Total Liabilities	433,461	447,264
COMMITMENTS AND CONTINGENCIES (NOTE 11)
REDEEMABLE PARTNERS’ CAPITAL: 1,756,452 and 1,737,820 limited partnership units issued and outstanding as of June 30, 2024 and December 31, 2023	2,119,576	2,019,090
PARTNERS’ CAPITAL
GENERAL PARTNER: 548 and 543 limited partnership units issued and outstanding as of June 30, 2024 and December 31, 2023	883	866
Retained earnings (deficit)	(378,143)	(316,191)
Total partners’ capital excluding noncontrolling interests	(377,260)	(315,325)
Non-controlling interests	113,756	111,450
Total Partners’ Capital	(263,504)	(203,875)
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$2,289,533	$2,262,479
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:		(As Restated)		(As Restated)
Solar revenue	$38,216	$—	$65,455	$—
Rental and other property income	9,175	5,415	17,959	10,154
Total Revenues	47,391	5,415	83,414	10,154
Expenses:
Management fees to related party	9,252	7,934	18,336	15,669
Expense reimbursement to related parties	771	395	1,590	908
Interest expense and other	3,525	2,950	6,964	5,634
General and administrative expense	190	1,095	3,166	1,909
Depreciation and amortization expense, net	11,982	3,019	24,565	5,995
Real estate tax	1,341	1,391	2,666	2,800
Solar and property operating expense	10,861	1,971	19,627	3,657
Total Expenses	37,922	18,755	76,914	36,572
Other income (expense):
Other income	—	—	2,923	—
Interest and other income	2,481	1,578	5,190	3,453
Gain (loss) on investments in unconsolidated entities	2,709	(2,240)	7,989	(1,439)
Change in fair value of notes payable	(5,216)	149	(7,010)	301
Total other (expense) income	(26)	(513)	9,092	2,315
Net income (loss)	9,443	(13,853)	15,592	(24,103)
Net income (loss) attributable to non-controlling interests	920	(1,361)	59	(2,580)
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$8,523	$(12,492)	$15,533	$(21,523)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2024	$1,964,897	$54,193	$866	$(316,191)	$111,450	$(203,875)
Fixed return decrease	(116)	(3)	—	—	—	—
Fixed return increase	119	—	—	—	—	—
Capital contributions	25,570	—	—	—	1,715	1,715
Distributions	—	(32,530)	—	—	—	—
Net income (loss)	6,530	472	8	—	(861)	(853)
Change in fair value of redeemable Limited Partners’ capital	8,062	246	—	(8,308)	—	(8,308)
Balance as of March 31, 2024	2,005,062	22,378	874	(324,499)	112,304	(211,321)
Fixed return decrease	(74)	(1)	—	—	—	—
Fixed return increase	75	—	—	—	—	—
Capital contributions	29,978	—	—	—	547	547
Distributions	—	—	—	—	(15)	(15)
Net change in unrealized incentive allocation	(14,845)	14,845	—	—	—	—
Net income	8,327	187	9	—	920	929
Change in fair value of redeemable Limited Partners’ capital	53,113	531	—	(53,644)	—	(53,644)
Balance as of June 30, 2024	$2,081,636	$37,940	$883	$(378,143)	$113,756	$(263,504)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 — As Restated	$1,656,821	$26,836	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—
Fixed return increase	343	—	—	—	—	—
Capital contributions	63,785	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—
Net loss	(9,010)	(20)	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners’ capital	(14,690)	(238)	—	14,928	—	14,928
Balance as of March 31, 2023 — As Restated	1,696,911	21,673	955	(30,046)	119,648	90,557
Fixed return decrease	(274)	(3)	—	—	—	—
Fixed return increase	277	—	—	—	—	—
Capital contributions	56,417	—	—	—	3,066	3,066
Net loss	(12,434)	(55)	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners’ capital	(10,905)	(142)	—	11,047	—	11,047
Balance as of June 30, 2023 — As Restated	$1,729,992	$21,473	$952	$(18,999)	$121,353	$103,306
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)
Net income (loss)	$15,592	$(24,103)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization, net	24,565	5,995
Straight-line rental income	(127)	(5,413)
Amortization of right-of-use asset	407	415
(Gain) loss on investments in unconsolidated entities	(7,989)	1,439
Change in fair value of notes payable	7,010	(301)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,097	1,293
Accounts payable and accrued expenses	(4,712)	15,411
Lease liabilities	240	231
Due to related party	(6,742)	(11,753)
Prepaid rent and other liabilities	(1,112)	137
Accounts receivable, net	(25,202)	(3,475)
Net Cash Provided by (Used In) Operating Activities	15,027	(20,124)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	(9,799)	(10,082)
Additions to investments	(107,609)	(533,910)
Net Cash Used In Investing Activities	(117,408)	(543,992)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	58,665	134,984
Distributions paid	(35,115)	(4,900)
Notes payable borrowing	10,442	29,302
Repayment of notes payable	(1,912)	—
Net Cash Provided by Financing Activities	32,080	159,386
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(70,301)	(404,730)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	403,567	685,265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$333,266	$280,535
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$329,793	$279,379
Restricted cash	3,473	1,156
Total cash and cash equivalents and restricted cash	$333,266	$280,535
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)

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
As of June 30, 2024, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,001,547	$2,001,547	$—
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
Description of Restatement Adjustments
The Fund has historically presented its annual audited and interim unaudited financial statements using investment company accounting methods based on its interpretation of the criteria prescribed under ASC 946. These accounting and financial reporting methods generally resulted in the presentation of the assets and liabilities of the Fund on a fair value

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
basis, rather than at historical cost. The restated financial statements will generally reflect the assets and liabilities of the Fund at historical cost, net of depreciation and amortization, rather than at fair value. Additionally, the restated financial statements include the consolidated accounts and results of operations for the entities in which the Fund has determined that it has a controlling financial interest, and redeemable limited partners’ capital is classified as non-permanent equity. The Fund’s financial statements previously included a Schedule of Investments, which is not a required schedule for a historical cost-basis entity.
Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Fund has restated the previously issued consolidated financial statements for the three and six months ended ended June 30, 2023 to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. The following tables present a reconciliation of the consolidated statements of operations, consolidated statement of changes in partners’ capital, and consolidated statements of cash flows as previously reported for such prior periods to the restated amounts (in thousands).

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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Net Assets - As Previously Reported	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 - as reported	$—	$—	$1,656,821	$26,836	$519	$—	$—	$1,684,176
Net investment loss before fixed return	—	—	(8,595)	(14)	—	—	—	(8,609)
Fixed return decrease	—	—	(338)	(5)	—	—	—	(343)
Fixed return increase	—	—	343	—	—	—	—	343
Net change in unrealized gain on investments	—	—	(15,105)	(244)	(6)	—	—	(15,355)
Capital contributions	—	—	63,785	—	—	—	—	63,785
Distributions	—	—	—	(4,900)	—	—	—	(4,900)
Balance as of March 31, 2023 - as reported	$—	$—	$1,696,911	$21,673	$513	$—	$—	$1,719,097
Net investment loss before fixed return	—	—	(9,488)	(20)	(1)	—	—	(9,509)
Fixed return decrease	—	—	(274)	(3)	—	—	—	(277)
Fixed return increase	—	—	277	—	—	—	—	277
Net change in unrealized gain on investments	—	—	(13,851)	(177)	(5)	—	—	(14,033)
Capital contributions	—	—	56,417	—	—	—	—	56,417
Balance as of June 30, 2023 - as reported	$—	$—	$1,729,992	$21,473	$507	$—	$—	$1,751,972

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- Adjustments	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023	$1,656,821	$26,836	$(1,656,821)	$(26,836)	$437	$(44,974)	$109,040	$(1,619,154)
Net investment loss before fixed return	—	—	8,595	14	—	—	—	8,609
Fixed return decrease	(338)	(5)	338	5	—	—	—	343
Fixed return increase	343	—	(343)	—	—	—	—	(343)
Net change in unrealized gain on investments	—	—	15,105	244	6	—	—	15,355
Capital contributions	63,785	—	(63,785)	—	—	—	11,827	(51,958)
Distributions	—	(4,900)	—	4,900	—	—	—	4,900
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners’ capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023	$1,696,911	$21,673	$(1,696,911)	$(21,673)	$442	$(30,046)	$119,648	$(1,628,540)
Net investment loss before fixed return	—	—	9,488	20	1	—	—	9,509
Fixed return decrease	(274)	(3)	274	3	—	—	—	277
Fixed return increase	277	—	(277)	—	—	—	—	(277)
Net change in unrealized gain on investments	—	—	13,851	177	5	—	—	14,033
Capital contributions	56,417	—	(56,417)	—	—	—	3,066	(53,351)
Net income	(12,434)	(55)	—	—	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners’ capital	(10,905)	(142)	—	—	—	11,047	—	11,047
Balance as of June 30, 2023	$1,729,992	$21,473	$(1,729,992)	$(21,473)	$445	$(18,999)	$121,353	$(1,648,666)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- As Restated	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 - as restated	$1,656,821	$26,836	$—	$—	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—	—	—
Fixed return increase	343	—	—	—	—	—	—	—
Capital contributions	63,785	—	—	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—	—	—	—
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners’ capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023 - as restated	$1,696,911	$21,673	$—	$—	$955	$(30,046)	$119,648	$90,557
Fixed return decrease	(274)	(3)	—	—	—	—	—	—
Fixed return increase	277	—	—	—	—	—	—	—
Capital contributions	56,417	—	—	—	—	—	3,066	3,066
Net income	(12,434)	(55)	—	—	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners’ capital	(10,905)	(142)	—	—	—	11,047	—	11,047
Balance as of June 30, 2023 - as restated	$1,729,992	$21,473	$—	$—	$952	$(18,999)	$121,353	$103,306

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(47,506)	$23,403	$(24,103)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Purchase of/additions to investments	(302,048)	302,048	—
Depreciation and amortization, net	—	5,995	5,995
Straight-line rental income	—	(5,413)	(5,413)
Amortization of right-of-use asset	—	415	415
Loss (gain) on investments in unconsolidated entities	—	1,439	1,439
Net change in unrealized gain on investments	29,388	(29,388)	—
Change in fair value of notes payable	—	(301)	(301)
Changes in operating assets and liabilities:
Property acquisition deposits	34,727	(34,727)	—
Prepaid expenses and other assets	(103)	1,396	1,293
Accounts payable and accrued expenses	90	15,321	15,411
Lease liabilities	—	231	231
Due to related party	(284)	(11,469)	(11,753)
Prepaid rent and other liabilities	—	137	137
Accounts receivable, net	—	(3,475)	(3,475)
Management fees payable to related party	(249)	249	—
Interest payable	625	(625)	—
Net Cash Provided by (Used In) Operating Activities	(285,360)	265,236	(20,124)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments	—	(10,082)	(10,082)
Additions to investments	—	(533,910)	(533,910)
Net Cash (Used In) Provided by Investing Activities	—	(543,992)	(543,992)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	120,202	14,782	134,984
Distributions paid	(10,416)	5,516	(4,900)
Notes payable borrowing	—	29,302	29,302
Proceeds from notes payable to Fund’s investments	50,000	(50,000)	—
Net Cash Provided by Financing Activities	159,786	(400)	159,386
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(125,574)	(279,156)	(404,730)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	139,958	545,307	685,265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$14,384	$266,151	$280,535
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$14,384	$264,995	$279,379
Restricted cash	—	1,156	1,156
Total cash and cash equivalents and restricted cash	$14,384	$266,151	$280,535
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with U.S. GAAP. Interim results are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
conjunction with the audited financial statements and notes thereto of CIM Opportunity Zone Fund, L.P. for the fiscal year ended December 31, 2023.
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
In determining whether the Fund has controlling interests in an entity and is required to consolidate the accounts in that entity, the Fund analyzes its investments in accordance with standards set forth in U.S. GAAP to determine whether the entities are variable interest entities (“VIEs”), and if so, whether the Fund is the primary beneficiary. The Fund’s judgment with respect to its level of influence or control over an entity and whether the Fund is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Fund’s ownership interest, the Fund’s voting interest, the size of the Fund’s investment (including loans), and the Fund’s ability to participate in major policy-making decisions. The Fund’s ability to correctly assess its influence or control over an entity affects the presentation of its investments on the Fund’s consolidated financial statements.
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three and six

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
months ended June 30, 2024 and 2023. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 4 — Fair Value Measurements. See also Note 5 — Investments in Real Estate for further discussion regarding real estate investment activity.
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
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $49.0 million and $61.9 million, respectively, as of June 30, 2024 and December 31, 2023.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
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
Redeemable Partners’ Capital — Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment. As such, the redeemable limited partnership units are presented at the redemption amount in temporary equity under redeemable partners’capital in the consolidated balance sheets. The redemption amount is initially recorded as the contribution amount and is subsequently remeasured at the net asset value as determined in accordance with the Partnership Agreement. Net asset value is calculated as U.S. GAAP partners’ equity adjusted for the redemption value of our limited partnership units. Increases or decreases in the value of limited partnership units will be reflected in retained earnings (deficit). The difference between the carrying amount and the redemption amount is reflected in change in fair value of redeemable limited partners’ capital in the consolidated statements of changes in partners’ capital and redeemable partners’ capital.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
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
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as an other asset and a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which have a weighted average useful life of 26.7 years, as a reduction to depreciation and amortization expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset in other income (expense) in the consolidated statement of operations. To date, as of June 30, 2024, the Fund’s investments have generated approximately $334.8 million of investment tax credits that were recorded at their estimated market value of $308.1 million. During the three and six months ended June 30, 2024, amortization of the ITC was $3.6 million and $7.3 million, respectively, and is reflected as a reduction to depreciation and amortization expense, net, in the consolidated statements of operations. The Fund sold the ITC during the year ended December 31, 2023, and during the six months ended June 30, 2024, the Fund recognized an additional $2.9 million gain included in other income in the consolidated statement of operations. No additional gains were recognized during the three months ended June 30, 2024.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
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
June 30, 2024 (Unaudited)
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
Notes payable — The fair value of notes payable is determined by a third-party appraiser who discounts the difference between contract and market debt service cash flows using market interest. The third-party appraiser also considers multiple valuation techniques (e.g., par, prepayment penalty) and applies a reconciliation among relevant methods. The fair value analysis is updated quarterly and reviewed by senior management. The market rate is determined by giving consideration to one or more of the following criteria, as appropriate: (i) interest rates for loan of comparable quality and maturity and (ii) the value of the underlying collateral. The Fund’s notes payable are classified within Level 3 of the fair value hierarchy.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, are as follows (in thousands):

Description	Total Fair Value as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$156,208	$—	$—	$156,208
Notes payable	$291,497	$—	$—	$291,497

Description	Total Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$148,219	$—	$—	$148,219
Notes payable	$275,957	$—	$—	$275,957

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2024:

Investment	Fair Value as of June 30, 2024 (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$156,208	Sales comparison		Value per acre	$35,000
		Blended approach		Discounted cash flow weighting	60.0%
				Cost approach weighting	40.0%
		Discounted cash flow		Discount rate	7.3% - 12.5%
					(8.1%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
Debt
Notes Payable	$291,497	Net present value		Market interest rate	6.4% - 8.8%
					(8.0%)
		Discounted cash flow	(1)	Discount rate	6.0%
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	97.5%
				Economic useful life	40 years
___________________
(1)Represents the valuation techniques and unobservable inputs for the underlying value of the solar project that the respective notes payable value is tied to.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)

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
Under the sales comparison technique, the significant unobservable input used in the fair value measurement of the Fund’s investments is value per acre. Increases or decreases in the value per acre may result in a lower or higher fair value measurement, respectively.
Under the discounted cash flow technique, the significant unobservable input used in the fair value measurement of the Fund’s investments is the discount rate, investment tax credit rate, investment tax credit eligibility and economic useful life, as applicable. Increases or decreases in the rates in isolation may result in a higher or lower fair value measurement, respectively. An increase or decrease in the discount rate used to determine fair value would result in a decrease or increase to the fair value, respectively. An increase or decrease in the investment tax credit rate or investment tax credit eligibility would result in an increase or decrease to the fair value, respectively.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2024 and 2023 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2024	$148,219	$275,957
Notes payable borrowing	—	10,442
Repayment of notes payable	—	(1,912)
Unrealized gain on investments in unconsolidated entities	7,989	—
Change in fair value of notes payable	—	7,010
Ending balance, June 30, 2024	$156,208	$291,497

Beginning balance, January 1, 2023	$151,066	$232,937
Notes payable borrowing	—	29,302
Unrealized loss on investments in unconsolidated entities	(1,439)	—
Change in fair value of notes payable	—	(301)
Ending balance, June 30, 2023	$149,627	$261,938
5. INVESTMENTS IN REAL ESTATE
2024 Transactions — During the six months ended June 30, 2024, the Fund acquired an interest in three properties under development for an aggregate purchase price of $9.8 million (the “2024 Property Acquisitions”), which were accounted for as asset acquisitions and includes $25,000 of acquisition-related expenses that were capitalized. The following table summarizes the 2024 Property Acquisitions (dollar amounts in thousands):

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Hotel — Los Angeles, CA	99%	March 26, 2024	$5,001
Multifamily — Los Angeles, CA	99%	March 26, 2024	$3,103
Retail — Los Angeles, CA	99%	May 13, 2024	$1,695
2023 Transactions — During the six months ended June 30, 2023, the Fund acquired an interest in four properties for an aggregate purchase price of $44.8 million (the “2023 Property Acquisitions”), which were accounted for as asset acquisitions and includes $109,000 of acquisition-related expenses that were capitalized. The following table summarizes the 2023 Property Acquisitions (dollar amounts in thousands):

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
The results of operations of the properties the Fund acquired have been included in the consolidated statements of operations from the dates of acquisition. The following table summarizes the purchase price allocation for the 2024 and 2023 Property Acquisitions (in thousands):

	2024 Property Acquisitions	2023 Property Acquisitions
Land	$7,768	$28,028
Building and improvements	2,031	16,771
Intangible assets (1)	—	10
Total purchase price	$9,799	$44,809
___________________
(1)The amortization period for acquired intangible assets is 5.1 years for 2023 Property Acquisitions.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)

Consolidated Joint Ventures — The Fund’s consolidated joint ventures, as described below, are variable interest entities and the Fund has been determined to be the primary beneficiary.
As of June 30, 2024, the Fund had a 62% interest in a joint venture (the “Dallas Consolidated Joint Venture”) with total assets of $335.3 million, which included $286.1 million of real estate assets, net of accumulated depreciation and amortization of $17.7 million, and total liabilities of $182.9 million, including debt outstanding of $142.3 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of June 30, 2024, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with total assets of $124.7 million, which included $119.3 million of real estate assets, net of accumulated depreciation and amortization of $11.2 million, and total liabilities of $66.5 million, including debt outstanding of $64.9 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
6. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of June 30, 2024 and December 31, 2023 in thousands, except weighted average life remaining):

	June 30, 2024	December 31, 2023
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $2,608 and $1,997, respectively (with a weighted average life remaining of 9.3 years and 9.3 years, respectively)	$11,638	$11,384
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $2,179 and $436, respectively (with a weighted average life remaining of 9.5 years and 10.0 years, respectively)	$32,821	$34,564
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization expense, net, in the accompanying consolidated statements of operations.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
In-place lease and other intangible amortization	$304	$307	$610	$605
Below-market REC agreement amortization	$872	$—	$1,743	$—
As of June 30, 2024, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Below-Market REC Agreement
Remainder of 2024	$607	$1,727
2025	1,225	3,455
2026	1,273	3,455
2027	1,283	3,455
2028	1,282	3,455
Thereafter	5,968	17,274
Total	$11,638	$32,821

7. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollars in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	June 30, 2024	December 31, 2023
Solar — Lemoore, CA	27%	December 13, 2019	$137,242	$134,637
Solar — Lemoore, CA	15%	December 13, 2019	18,966	13,582
Total investments in unconsolidated entities			$156,208	$148,219
The Fund’s investments in unconsolidated entities includes debt of $10.1 million and $10.4 million, respectively, as of June 30, 2024 and December 31, 2023. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.
8. DEBT
The following table summarizes the debt balances as of June 30, 2024 and December 31, 2023, and the debt activity for the six months ended June 30, 2024 (in thousands):

		Six months ended June 30, 2024
	December 31, 2023	Debt Issuances & Assumptions	Repayments	Fair Value Adjustment	June 30, 2024
Notes Payable:
Fixed rate notes payable	$146,000	$—	$—	$—	$146,000
Variable rate notes payable	133,725	10,442	(1,912)	—	142,255
Total notes payable	279,725	10,442	(1,912)	—	288,255
Fair value adjustment	(3,768)	—	—	7,010	3,242
Total notes payable, at fair value	$275,957	$10,442	$(1,912)	$7,010	$291,497
As of June 30, 2024, the aggregate outstanding principal balance of the Fund’s notes payable was $288.3 million and the fair value was $291.5 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
with which the Fund was in compliance as of June 30, 2024. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 4 — Fair Value Measurements.
Fixed Rate Notes Payable
As of June 30, 2024, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. As of June 30, 2024, the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”). Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment. The Convertible Note may be increased to $100 million upon securing a third-party senior construction loan. Payments under the Convertible Note will be made on each date that the Fund makes a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
Variable Rate Notes Payable
As of June 30, 2024, the Fund had a $142.3 million variable rate note payable with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85%, with monthly payments of interest only, maturing on April 24, 2025. As of June 30, 2024, the weighted average interest rate of the Fund’s variable rate notes payable was 8.18%.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to June 30, 2024 (in thousands):

Principal Repayments
Remainder of 2024	$—
2025	142,255
2026	—
2027	—
2028	—
Thereafter	146,000
Total	$288,255
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $75,000 and $194,000 for the three and six months ended June 30, 2024, and $277,000 and $620,000, respectively, for the three and six months ended June 30, 2023, which are included in the statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease. As of June 30, 2024,

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
the Fund had $616,000 of contributions receivable and $500,000 of advance capital contributions in the consolidated balance sheets.
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. As of June 30, 2024, the Fund had $33,000 of distributions payable in the consolidated balance sheets.
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
10. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of June 30, 2024, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through June 30, 2024, the Fund has incurred incentive fees and allocation totaling $60.0 million.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$9,252	$7,934	$18,336	$15,669
Expense reimbursement to related parties	$771	$395	$1,590	$908
Organizational costs (1)	$40	$—	$78	$63
Development fees and allocable costs and expenses (2)	$7,229	$6,726	$11,497	$17,097
Property management fees (3)	$455	$19	$715	$38
______________________
(1)Organizational costs are capitalized to prepaid expenses and other in the consolidated balance sheets, and subsequently amortized over five years to general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and development-related Allocable Costs and Expenses incurred by the Fund’s consolidated investments. These amounts have been capitalized to real estate under development in the consolidated balance sheets. Does not include $11,000 and $14,000 respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the three and six months ended June 30, 2024 and $18,000 and $85,000, respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the three and six months ended June 30, 2023.
(3)Property management fees are expensed to property operating expense in the statement of operations.

Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Management fees	$94	$574
Incentive allocation	$—	$6,378
Administration and other reimbursable expenses	$399	$552
Related Party Investments
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been transferred into the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of June 30, 2024, the Fund held investments with a total fair value of $690.1 million that was coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
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
12. LEASES
Future minimum rental revenue under long-term operating leases as of June 30, 2024, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2024	$9,669
2025	19,698
2026	22,222
2027	23,059
2028	23,480
Thereafter	125,544
Total	$223,672
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 94.5 years, for which a right of use (“ROU”) asset of $32.9 million and $33.3 million and a lease liability of $35.7 million and $35.4 million was recorded as of June 30, 2024 and December 31, 2023, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 and $1.0 million of ground lease expense during the three and six months ended June 30, 2024, of which $200,000 and $400,000 was paid in cash during the period it was recognized. As of June 30, 2024, the Fund’s scheduled future minimum rental payments related to its operating ground lease is approximately $400,000 for the remainder of 2024, $800,000 annually for 2025 through 2029, and $196.2 million thereafter through the maturity date of the lease in December 2118.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
		(As Restated)
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$33	$—
Contributions receivable	$616	$170
Accrued capital expenditures	$48,908	$76,150
Reclassification of property acquisition deposits to investments	$12,019	$34,727
Supplemental Cash Flow Disclosures:
Interest Paid	$6,781	$5,386
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to June 30, 2024:
The Fund accepted additional capital commitments of approximately $11.4 million.

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
Portfolio Information
As of June 30, 2024, we had investments in 22 assets, including investments in unconsolidated entities, with an aggregate net book value of $1.8 billion. During the six months ended June 30, 2024, we acquired 99% ownership interests in three properties under development located in Los Angeles, California.
Results of Operations
The Fund’s consolidated financial statements for the three and six months ended June 30, 2023 have been restated, the impact of which is detailed in Note 2 — Change in Basis of Accounting (Restatement) to our consolidated financial statements. The following table provides summary information about our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
		(As Restated)			(As Restated)
Solar revenue	$38,216	$—	$38,216	$65,455	$—	$65,455
Rental and other property income	9,175	5,415	3,760	17,959	10,154	7,805
Total Revenues	47,391	5,415	41,976	83,414	10,154	73,260
Management fees to related party	9,252	7,934	1,318	18,336	15,669	2,667
Expense reimbursement to related parties	771	395	376	1,590	908	682
Interest expense and other	3,525	2,950	575	6,964	5,634	1,330
General and administrative expense	190	1,095	(905)	3,166	1,909	1,257
Depreciation and amortization expense, net	11,982	3,019	8,963	24,565	5,995	18,570
Real estate tax	1,341	1,391	(50)	2,666	2,800	(134)
Solar and property operating expense	10,861	1,971	8,890	19,627	3,657	15,970
Total Expenses	37,922	18,755	19,167	76,914	36,572	40,342
Other income	—	—	—	2,923	—	2,923
Interest and other income	2,481	1,578	903	5,190	3,453	1,737
Gain (loss) on investments in unconsolidated entities	2,709	(2,240)	4,949	7,989	(1,439)	9,428
Change in fair value of notes payable	(5,216)	149	(5,365)	(7,010)	301	(7,311)
Total other (expense) income	(26)	(513)	487	9,092	2,315	6,777
Net income (loss)	9,443	(13,853)	23,296	15,592	(24,103)	39,695
Net income (loss) attributable to non-controlling interests	920	(1,361)	2,281	59	(2,580)	2,639
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$8,523	$(12,492)	$21,015	$15,533	$(21,523)	$37,056
Solar revenue
The increase in solar income of $38.2 million and $65.5 million, respectively, during the three and six months ended June 30, 2024, compared to the same periods in 2023 was due to the Fund’s solar assets being place into service during the fourth quarter of 2023.
Rental and other property income
The increase in rental and other property income of $3.8 million and $7.8 million, respectively, during the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily due to increased rental income and tenant reimbursements at our office property located in Dallas, Texas.
Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $1.3 million and $2.7 million, respectively, during the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily due to an increase in NAV driven by additional capital raised. From June 30, 2023 to June 30, 2024 the Fund accepted an additional $291.1 million in capital contributions.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $376,000 and $682,000, respectively, during the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily due to the increased assets at

June 30, 2024 compared to June 30, 2023. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The increase in interest expense and other of $575,000 and $1.3 million, respectively,during the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily due to increased borrowings on our notes payable during the period, along with increased interest rates subsequent to June 30, 2023.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The decrease in general and administrative expenses of $905,000 during the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to a non-recurring expense related to a tax assessment which was incurred in the previous period. The increase in general and administrative expenses of $1.3 million during the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to the increase in total assets at June 30, 2024 compared to June 30, 2023, as further described above. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases. This generally leads to higher administrative expenses, as more resources and personnel are required.
Depreciation and amortization expense, net
The increase in depreciation and amortization expense, net of $9.0 million and $18.6 million, respectively, during the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily due to depreciation expense on the Fund’s solar assets after being placed into service during the fourth quarter of 2023. These increases in depreciation expense were partially offset by the amortization of the ITC beginning in the first quarter of 2024, as further described in Note 3 — Summary of Significant Accounting Policies.
Real estate tax
Real estate tax during the three and six months ended June 30, 2024 remained relatively consistent compared to the same periods in 2023.
Solar and property operating expense
The increase in solar and property operating expense of $8.9 million and $16.0 million, respectively, during the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily due to the increased expenses on the Fund’s solar assets after being placed into service during the fourth quarter of 2023, in addition to the acquisition of three properties subsequent to June 30, 2023.
Interest and other income
Interest and other income consists of amounts received on interest-bearing accounts.
The increase in interest and other income of $903,000 and $1.7 million, respectively during the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily due to higher balances in our interest-bearing accounts during the six months ended June 30, 2024.
Gain (loss) on investments in unconsolidated entities
Gain (loss) on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
The gain on investments in unconsolidated entities was $2.7 million and $8.0 million, respectively, during the three and six months ended June 30, 2024, compared to a loss on investments in unconsolidated entities of $2.2 million and $1.4 million for the same periods in 2023. The change was due to an increase in the valuation of the portfolio assets held by the unconsolidated entities as a result of increased operational performance.

Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The decrease in the change in fair value of notes payable of $5.4 million and $7.3 million, respectively, during the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily attributable to an increased valuation of our solar asset subsequent to June 30, 2023, which impacts the fair value of the Fund’s $75.0 million Convertible Note, as further described in Note 4 — Fair Value Measurements and Note 8 — Debt.
Net income (loss) attributable to non-controlling interests
The net income attributable to non-controlling interests was $920,000 and $59,000, respectively, during the three and six months ended June 30, 2024, compared to a net loss attributable to non-controlling interests of $1.4 million and $2.6 million. The change was primarily due to the proportional allocation of net income (loss) to the non-controlling interest holder during the three and six months ended June 30, 2024.
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
Contractual Obligations
As of June 30, 2024, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $288.3 million and fair value of $291.5 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of June 30, 2024.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Six Months Ended June 30,
	2024	2023
Net Cash Provided by (Used In) Operating Activities	$15,027	$(20,124)
Net Cash Used In Investing Activities	(117,408)	(543,992)
Net Cash Provided by Financing Activities	32,080	159,386
Net Change In Cash And Cash Equivalents And Restricted Cash	$(70,301)	$(404,730)
As of June 30, 2024 and 2023, cash and cash equivalents and restricted cash totaled $333.3 million and $280.5 million, respectively.
Cash flows provided by (used in) operating activities for both the six months ended June 30, 2024 and 2023 primarily relates to the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. These outflows were offset by rental and solar income received and interest income received on our cash-bearing accounts during the period.
Cash flows used in investing activities for both the six months ended June 30, 2024 and 2023 primarily relates to acquisitions and additions to our investments.
Cash flows provided by financing activities for the six months ended June 30, 2024 and 2023 primarily relates to proceeds from capital contributions and proceeds from notes payable borrowings, offset by distributions paid.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2024 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2024, were not effective due to the material weakness in our internal control over financial reporting described below. Consistent with the Internal Control Over Financial Reporting remediation plan outlined below, management will monitor and test its Disclosure Controls and Procedures for a sufficient period of time to enable management to conclude on the effectiveness of the controls and procedures.
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
In response to the identified material weakness, management has developed and begun implementing a remediation plan to enhance its internal controls over financial reporting, which generally includes an enhanced risk assessment, additional employee training and implementation of additional control activities. Specifically, as of December 31, 2023, the Fund implemented incremental internal controls specific to historical cost-basis accounting, including, among other things, controls over purchase price allocations, impairments, depreciation and amortization, straight-line rent, and consolidations.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of monitoring and testing these processes, procedures and controls. We believe the above actions will be effective in remediating the material weakness described above. However, the material weakness cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness has been remediated as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of June 30, 2024, we have sold 1,810,538 units resulting in gross offering proceeds of approximately $2.0 billion. The following table represents units sold during the three and six months ended June 30, 2024 and 2023:

Quarter Ended	Number of Units	Amount
March 31, 2023	54,160.88	$63,785,007
June 30, 2023	48,650.76	$56,416,686
September 30, 2023	179,530.58	$205,533,314
December 31, 2023	26,792.03	$30,041,390
March 31, 2024	21,992.16	$25,570,000
June 30, 2024	25,607.15	$29,978,010
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2024.

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
Date: August 13, 2024