Form 10-Q
period 2024-09-30
CIM Opportunity Zone Fund, L.P.
filed 2024-11-14
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 4, 2024, there were 1,806,264 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	4
Consolidated Statements of Changes in Partners’ Capital and Redeemable Partners’ Capital for the three and nine months ended September 30, 2024 and 2023	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37
PART II — OTHER INFORMATION	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	40
Signatures	41

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Land	$178,263	$170,472
Building and improvements	481,607	449,844
Solar facilities	861,797	842,911
Intangible assets	14,408	13,381
Real estate under development	306,943	168,174
Total investments in real estate	1,843,018	1,644,782
Accumulated depreciation and amortization	(76,722)	(25,213)
Total investments in real estate, net	1,766,296	1,619,569
Investments in unconsolidated entities, at fair value	148,636	148,219
Cash and cash equivalents	376,190	401,476
Restricted cash	3,909	2,091
Accounts receivable, net	47,290	22,300
Contributions receivable	58	971
Right of use asset	32,718	33,327
Property acquisition deposits	—	12,019
Prepaid expenses and other assets	5,386	22,507
Total Assets	$2,380,483	$2,262,479
LIABILITIES
Notes payable, at fair value	$294,127	$275,957
Accounts payable and accrued expenses	84,929	86,354
Prepaid rent and other liabilities	4,242	4,841
Lease liability	35,803	35,441
Intangible liabilities, net	31,950	34,564
Due to related party	5,369	7,504
Distributions payable	31	2,603
Total Liabilities	456,451	447,264
COMMITMENTS AND CONTINGENCIES (NOTE 11)
REDEEMABLE PARTNERS’ CAPITAL: 1,805,714 and 1,737,820 limited partnership units issued and outstanding as of September 30, 2024 and December 31, 2023	2,201,617	2,019,090
PARTNERS’ CAPITAL
GENERAL PARTNER: 550 and 543 limited partnership units issued and outstanding as of September 30, 2024 and December 31, 2023	892	866
Retained earnings (deficit)	(391,519)	(316,191)
Total partners’ capital excluding noncontrolling interests	(390,627)	(315,325)
Non-controlling interests	113,042	111,450
Total Partners’ Capital	(277,585)	(203,875)
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$2,380,483	$2,262,479
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:		(As Restated)		(As Restated)
Solar revenue	$47,236	$—	$112,691	$—
Rental and other property income	8,344	6,142	26,303	16,296
Total Revenues	55,580	6,142	138,994	16,296
Expenses:
Solar and property operating expense	11,721	2,523	31,348	6,180
Management fees to related party	9,640	8,006	27,976	23,675
Expense reimbursement to related parties	700	605	2,290	1,513
Interest expense and other	3,615	3,251	10,579	8,885
General and administrative expense	3,793	1,452	6,959	3,361
Depreciation and amortization expense, net	13,499	3,171	38,064	9,166
Real estate tax	1,296	1,394	3,962	4,194
Total Expenses	44,264	20,402	121,178	56,974
Other income (expense):
Other income	—	—	2,923	—
Interest income	2,534	2,168	7,724	5,621
Gain (loss) on investments in unconsolidated entities	308	(1,306)	8,297	(2,745)
Change in fair value of notes payable	(4,924)	777	(11,934)	1,078
Total other (expense) income	(2,082)	1,639	7,010	3,954
Net income (loss)	9,234	(12,621)	24,826	(36,724)
Net income (loss) attributable to non-controlling interests	637	(1,312)	696	(3,892)
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$8,597	$(11,309)	$24,130	$(32,832)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2024	$1,964,897	$54,193	$866	$(316,191)	$111,450	$(203,875)
Fixed return decrease	(116)	(3)	—	—	—	—
Fixed return increase	119	—	—	—	—	—
Capital contributions	25,570	—	—	—	1,715	1,715
Distributions	—	(32,530)	—	—	—	—
Net income (loss)	6,530	472	8	—	(861)	(853)
Change in fair value of redeemable Limited Partners’ capital	8,062	246	—	(8,308)	—	(8,308)
Balance as of March 31, 2024	2,005,062	22,378	874	(324,499)	112,304	(211,321)
Fixed return decrease	(74)	(1)	—	—	—	—
Fixed return increase	75	—	—	—	—	—
Capital contributions	29,978	—	—	—	547	547
Distributions	—	—	—	—	(15)	(15)
Net change in unrealized incentive allocation	(14,845)	14,845	—	—	—	—
Net income	8,327	187	9	—	920	929
Change in fair value of redeemable Limited Partners’ capital	53,113	531	—	(53,644)	—	(53,644)
Balance as of June 30, 2024	2,081,636	37,940	883	(378,143)	113,756	(263,504)
Fixed return decrease	(161)	(2)	—	—	—	—
Fixed return increase	163	—	—	—	—	—
Capital contributions	60,077	—	—	—	16	16
Distributions	—	—	—	—	(1,367)	(1,367)
Net change in unrealized incentive allocation	1,962	(1,962)	—	—	—	—
Net income	8,243	345	9	—	637	646
Change in fair value of redeemable Limited Partners’ capital	13,676	(300)	—	(13,376)	—	(13,376)
Balance as of September 30, 2024	$2,165,596	$36,021	$892	$(391,519)	$113,042	$(277,585)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 — As Restated	$1,656,821	$26,836	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—
Fixed return increase	343	—	—	—	—	—
Capital contributions	63,785	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—
Net loss	(9,010)	(20)	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners’ capital	(14,690)	(238)	—	14,928	—	14,928
Balance as of March 31, 2023 — As Restated	1,696,911	21,673	955	(30,046)	119,648	90,557
Fixed return decrease	(274)	(3)	—	—	—	—
Fixed return increase	277	—	—	—	—	—
Capital contributions	56,417	—	—	—	3,066	3,066
Net loss	(12,434)	(55)	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners’ capital	(10,905)	(142)	—	11,047	—	11,047
Balance as of June 30, 2023 — As Restated	1,729,992	21,473	952	(18,999)	121,353	103,306
Fixed return decrease	(300)	(4)	—	—	—	—
Fixed return increase	304	—	—	—	—	—
Capital contributions	205,535	—	—	—	2,468	2,468
Net loss	(11,268)	(40)	(2)	—	(1,312)	(1,314)
Change in fair value of redeemable Limited Partners’ capital	(22,912)	(284)	—	23,196	—	23,196
Balance as of September 30, 2023 — As Restated	$1,901,351	$21,145	$950	$4,197	$122,509	$127,656
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)
Net income (loss)	$24,826	$(36,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization, net	38,064	9,166
Straight-line rental income	(152)	(6,339)
Amortization of right-of-use asset	609	621
(Gain) loss on investments in unconsolidated entities	(8,297)	2,745
Change in fair value of notes payable	11,934	(1,078)
Return on investment in unconsolidated entities	3,248	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	15,816	510
Accounts payable and accrued expenses	1,871	7,568
Lease liabilities	362	348
Due to related party	(1,915)	(11,280)
Prepaid rent and other liabilities	(599)	2,432
Accounts receivable, net	(24,838)	(2,557)
Net Cash Provided by (Used In) Operating Activities	60,929	(34,588)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments in real estate	(9,799)	(10,082)
Additions to investments in real estate	(167,798)	(614,949)
Return of investment in unconsolidated entities	4,632	—
Net Cash Used In Investing Activities	(172,965)	(625,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	118,816	190,319
Distributions paid	(36,484)	(4,900)
Notes payable borrowing	10,442	40,365
Repayment of notes payable	(4,206)	—
Net Cash Provided by Financing Activities	88,568	225,784
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(23,468)	(433,835)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	403,567	685,265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$380,099	$251,430
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$376,190	$250,129
Restricted cash	3,909	1,301
Total cash and cash equivalents and restricted cash	$380,099	$251,430
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)

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
As of September 30, 2024, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,061,624	$2,061,624	$—
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
September 30, 2024 (Unaudited)
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
Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Fund has restated the previously issued consolidated financial statements for the three and nine months ended September 30, 2023 to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. The following tables present a reconciliation of the consolidated statements of operations, consolidated statement of changes in partners’ capital, and consolidated statements of cash flows as previously reported for such prior periods to the restated amounts (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Operations / Consolidated Statements of Operations
Rental and other property income	$—	$6,142	$6,142	$—	$16,296	$16,296
Total Revenues	—	6,142	6,142	—	16,296	16,296
Management fees to related party	8,006	—	8,006	23,675	—	23,675
Expense reimbursement to related parties	—	605	605	—	1,513	1,513
Interest expense and other	577	2,674	3,251	1,202	7,683	8,885
General and administrative expense	—	1,452	1,452	—	3,361	3,361
Depreciation and amortization expense, net	—	3,171	3,171	—	9,166	9,166
Real estate tax	—	1,394	1,394	—	4,194	4,194
Property operating expense	—	2,523	2,523	—	6,180	6,180
Organization costs	46	(46)	—	127	(127)	—
Administrative expenses	1,028	(1,028)	—	3,015	(3,015)	—
Total Expenses	9,657	10,745	20,402	28,019	28,955	56,974
Other income (expense):
Interest and other income	10	2,158	2,168	254	5,367	5,621
Loss on investments in unconsolidated entities	—	(1,306)	(1,306)	—	(2,745)	(2,745)
Net change in unrealized (loss) gain on investments	(24,867)	24,867	—	(54,255)	54,255	—
Change in fair value of notes payable	—	777	777	—	1,078	1,078
Total other (expense) income	(24,857)	26,496	1,639	(54,001)	57,955	3,954
Net loss	(34,514)	21,893	(12,621)	(82,020)	45,296	(36,724)
Net loss attributable to non-controlling interests	—	(1,312)	(1,312)	—	(3,892)	(3,892)
Net loss attributable to CIM Opportunity Zone Fund, L.P.	$(34,514)	$23,205	$(11,309)	$(82,020)	$49,188	$(32,832)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)

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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- Adjustments	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023	$1,656,821	$26,836	$(1,656,821)	$(26,836)	$437	$(44,974)	$109,040	$(1,619,154)
Net investment loss before fixed return	—	—	8,595	14	—	—	—	8,609
Fixed return decrease	(338)	(5)	338	5	—	—	—	343
Fixed return increase	343	—	(343)	—	—	—	—	(343)
Net change in unrealized gain on investments	—	—	15,105	244	6	—	—	15,355
Capital contributions	63,785	—	(63,785)	—	—	—	11,827	(51,958)
Distributions	—	(4,900)	—	4,900	—	—	—	4,900
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners’ capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023	1,696,911	21,673	(1,696,911)	(21,673)	442	(30,046)	119,648	(1,628,540)
Net investment loss before fixed return	—	—	9,488	20	1	—	—	9,509
Fixed return decrease	(274)	(3)	274	3	—	—	—	277
Fixed return increase	277	—	(277)	—	—	—	—	(277)
Net change in unrealized gain on investments	—	—	13,851	177	5	—	—	14,033
Capital contributions	56,417	—	(56,417)	—	—	—	3,066	(53,351)
Net income	(12,434)	(55)	—	—	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners’ capital	(10,905)	(142)	—	—	—	11,047	—	11,047
Balance as of June 30, 2023	1,729,992	21,473	(1,729,992)	(21,473)	445	(18,999)	121,353	(1,648,666)
Net investment loss before fixed return	—	—	9,626	20	1	—	—	9,647
Fixed return decrease	(300)	(4)	300	4	—	—	—	304
Fixed return increase	304	—	(304)	—	—	—	—	(304)
Net change in unrealized gain on investments	—	—	24,554	304	9	—	—	24,867
Capital contributions	205,535	—	(205,535)	—	—	—	2,468	(203,067)
Net income	(11,268)	(40)	—	—	(2)	—	(1,312)	(1,314)
Change in fair value of redeemable Limited Partners’ capital	(22,912)	(284)	—	—	—	23,196	—	23,196
Balance as of September 30, 2023	$1,901,351	$21,145	$(1,901,351)	$(21,145)	$453	$4,197	$122,509	$(1,795,337)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)

	Redeemable Partners’ Capital
Statement of Changes in Partners’ Capital and Redeemable Partners’ Capital- As Restated	Limited Partners	Affiliated Limited Partners	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023 - as restated	$1,656,821	$26,836	$—	$—	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(338)	(5)	—	—	—	—	—	—
Fixed return increase	343	—	—	—	—	—	—	—
Capital contributions	63,785	—	—	—	—	—	11,827	11,827
Distributions	—	(4,900)	—	—	—	—	—	—
Net income	(9,010)	(20)	—	—	(1)	—	(1,219)	(1,220)
Change in fair value of redeemable Limited Partners’ capital	(14,690)	(238)	—	—	—	14,928	—	14,928
Balance as of March 31, 2023 - as restated	1,696,911	21,673	—	—	955	(30,046)	119,648	90,557
Fixed return decrease	(274)	(3)	—	—	—	—	—	—
Fixed return increase	277	—	—	—	—	—	—	—
Capital contributions	56,417	—	—	—	—	—	3,066	3,066
Net income	(12,434)	(55)	—	—	(3)	—	(1,361)	(1,364)
Change in fair value of redeemable Limited Partners’ capital	(10,905)	(142)	—	—	—	11,047	—	11,047
Balance as of June 30, 2023 - as restated	1,729,992	21,473	—	—	952	(18,999)	121,353	103,306
Fixed return decrease	(300)	(4)	—	—	—	—	—	—
Fixed return increase	304	—	—	—	—	—	—	—
Capital contributions	205,535	—	—	—	—	—	2,468	2,468
Net income	(11,268)	(40)	—	—	(2)	—	(1,312)	(1,314)
Change in fair value of redeemable Limited Partners’ capital	(22,912)	(284)	—	—	—	23,196	—	23,196
Balance as of September 30, 2023 - as restated	$1,901,351	$21,145	$—	$—	$950	$4,197	$122,509	$127,656

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(82,020)	$45,296	$(36,724)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Purchase of/additions to investments	(333,393)	333,393	—
Depreciation and amortization, net	—	9,166	9,166
Straight-line rental income	—	(6,339)	(6,339)
Amortization of right-of-use asset	—	621	621
Loss (gain) on investments in unconsolidated entities	—	2,745	2,745
Net change in unrealized gain on investments	54,255	(54,255)	—
Change in fair value of notes payable	—	(1,078)	(1,078)
Changes in operating assets and liabilities:
Property acquisition deposits	34,727	(34,727)	—
Prepaid expenses and other assets	(67)	577	510
Accounts payable and accrued expenses	452	7,116	7,568
Lease liabilities	—	348	348
Due to related party	(284)	(10,996)	(11,280)
Prepaid rent and other liabilities	—	2,432	2,432
Accounts receivable, net	—	(2,557)	(2,557)
Management fees payable to related party	(217)	217	—
Interest payable	1,202	(1,202)	—
Net Cash Provided by (Used In) Operating Activities	(325,345)	290,757	(34,588)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments in real estate	—	(10,082)	(10,082)
Additions to investments in real estate	—	(614,949)	(614,949)
Net Cash (Used In) Provided by Investing Activities	—	(625,031)	(625,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	172,981	17,338	190,319
Distributions paid	(10,416)	5,516	(4,900)
Notes payable borrowing	—	40,365	40,365
Proceeds from notes payable to Fund’s investments	50,000	(50,000)	—
Net Cash Provided by Financing Activities	212,565	13,219	225,784
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(112,780)	(321,055)	(433,835)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	139,958	545,307	685,265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$27,178	$224,252	$251,430
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$27,178	$222,951	$250,129
Restricted cash	—	1,301	1,301
Total cash and cash equivalents and restricted cash	$27,178	$224,252	$251,430
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
September 30, 2024 (Unaudited)
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three and nine months ended September 30, 2024 and 2023.
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
Investments in Unconsolidated Entities, at Fair Value — The Fund accounts for its investments in unconsolidated entities under the equity method, as the Fund has the ability to exercise significant influence over the investments. The Fund’s investments in unconsolidated entities are carried under the fair value option pursuant to ASC 825, Financial Instruments (“ASC 825”) on the Fund’s consolidated balance sheets, with any changes in the fair value of such investments recognized in the consolidated statements of operations.
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
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $58.6 million and $61.9 million, respectively, as of September 30, 2024 and December 31, 2023.
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties owned by third parties.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
Leases — The Fund has lease agreements with lease and non-lease components. The Fund has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Fund has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components.
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
Solar revenue from contracts with customers is derived from the generation and sale of renewable electric energy and the environmental attributes and capacity attributes generated by or associated with the facility. Solar revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Fund recognizes solar revenue when it satisfies its performance obligations under the terms of a contract with a customer, which generally occurs when the control of promised goods or services transfers to the customer. For sales of green energy bundles (i.e., electric energy and associated Renewable Energy Credits (“RECs”)) and for sales of Resource Adequacy (“RA”) Capacity, this occurs

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
when the product is physically transferred over time based on the output method. For sales of standalone RECs, this occurs point in time upon title transfer.
The Fund evaluates whether any embedded leases exist in its solar contracts. A lease of a facility is deemed to exist when a single off-taker has the ability or right to operate the facility, control physical access, or is entitled to obtain substantially all output from the facility at a price that is neither contractually fixed per unit of output nor equal to the current market price per unit of output, including both electricity and RECs. As of September 30, 2024, the Fund did not identify any embedded leases in its solar contracts.
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as an other asset and a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which have a weighted average useful life of 26.7 years, as a reduction to depreciation and amortization expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset in other income (expense) in the consolidated statement of operations. To date, as of September 30, 2024, the Fund’s investments have generated approximately $334.8 million of investment tax credits that were recorded at their estimated market value of $308.1 million. During the three and nine months ended September 30, 2024, amortization of the ITC was $3.6 million and $10.8 million, respectively, and is reflected as a reduction to depreciation and amortization expense, net, in the consolidated statements of operations. The Fund sold the ITC during the year ended December 31, 2023, and during the nine months ended September 30, 2024, the Fund recognized an additional $2.9 million gain included in other income in the consolidated statement of operations. No additional gains were recognized during the three months ended September 30, 2024.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
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
Notes payable — The fair value of notes payable is determined by a third-party appraiser who discounts the difference between contract and market debt service cash flows using market interest. The third-party appraiser also considers multiple valuation techniques (e.g., par, prepayment penalty) and applies a reconciliation among relevant methods. The fair value analysis is updated quarterly and reviewed by senior management. The market rate is determined by giving consideration to one or more of the following criteria, as appropriate: (i) interest rates for loan of comparable quality and maturity and (ii) the value of the underlying collateral. The fair value of the Fund’s Convertible Note, as defined in Note 8 — Debt reflects the value that would be applicable if converted, which is tied to the value of the underlying solar project. Such valuation is prepared by third-party valuation firms, consistent with the Fund’s investments in unconsolidated entities as described above. The Fund’s notes payable are classified within Level 3 of the fair value hierarchy.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, are as follows (in thousands):

Description	Total Fair Value as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$148,636	$—	$—	$148,636
Notes payable	$294,127	$—	$—	$294,127

Description	Total Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$148,219	$—	$—	$148,219
Notes payable	$275,957	$—	$—	$275,957

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2024:

Investment	Fair Value as of September 30, 2024 (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$148,636	Sales comparison		Value per acre	$35,000
		Blended approach		Discounted cash flow weighting	60.0%
				Cost approach weighting	40.0%
		Discounted cash flow		Discount rate	5.1% - 12.5%
					(6.2%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
Debt
Notes Payable	$294,127	Net present value		Market interest rate	5.6% - 8.7%
					(7.7%)
		Discounted cash flow	(1)	Discount rate	6.0%
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	97.5%
				Economic useful life	40 years
___________________
(1)Represents the valuation techniques and unobservable inputs for the underlying value of the solar project that the respective notes payable value is tied to.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)

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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2024 and 2023 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2024	$148,219	$275,957
Notes payable borrowing	—	10,442
Repayment of notes payable	—	(4,206)
Return of investment in unconsolidated entities	(4,632)	—
Unrealized gain on investments in unconsolidated entities	5,049	—
Change in fair value of notes payable	—	11,934
Ending balance, September 30, 2024	$148,636	$294,127

Beginning balance, January 1, 2023	$151,066	$232,937
Notes payable borrowing	—	40,365
Unrealized loss on investments in unconsolidated entities	(2,745)	—
Change in fair value of notes payable	—	(1,078)
Ending balance, September 30, 2023	$148,321	$272,224
5. INVESTMENTS IN REAL ESTATE
2024 Transactions — During the nine months ended September 30, 2024, the Fund acquired an interest in three properties under development for an aggregate purchase price of $9.8 million (the “2024 Property Acquisitions”), which were accounted for as asset acquisitions and includes $25,000 of acquisition-related expenses that were capitalized. The following table summarizes the 2024 Property Acquisitions (dollar amounts in thousands):

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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
___________________
(1)The weighted-average amortization period for acquired intangible assets is 5.1 years for 2023 Property Acquisitions.
Consolidated Joint Ventures — The Fund’s consolidated joint ventures, as described below, are variable interest entities and the Fund has been determined to be the primary beneficiary.
As of September 30, 2024, the Fund had a 62% interest in a joint venture (the “Dallas Consolidated Joint Venture”) with total assets of $334.4 million, which included $283.2 million of real estate assets, net of accumulated depreciation and amortization of $20.6 million, and total liabilities of $184.1 million, including debt outstanding of $141.6 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of September 30, 2024, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with total assets of $123.1 million, which included $118.1 million of real estate assets, net of accumulated depreciation and amortization of $12.5 million, and total liabilities of $68.3 million, including debt outstanding of $66.6 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
6. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands, except weighted average life remaining):

	September 30, 2024	December 31, 2023
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $2,922 and $1,997, respectively (with a weighted average life remaining of 9.0 years and 9.3 years, respectively)	$11,486	$11,384
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $3,050 and $436, respectively (with a weighted average life remaining of 9.3 years and 10.0 years, respectively)	$31,950	$34,564
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization expense, net, in the accompanying consolidated statements of operations.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
In-place lease and other intangible amortization	$314	$307	$924	$912
Below-market REC agreement amortization	$871	$—	$2,614	$—
As of September 30, 2024, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Below-Market REC Agreement
Remainder of 2024	$303	$864
2025	1,242	3,454
2026	1,291	3,454
2027	1,300	3,454
2028	1,299	3,454
Thereafter	6,051	17,270
Total	$11,486	$31,950

7. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollars in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	September 30, 2024	December 31, 2023
Solar — Lemoore, CA	27%	December 13, 2019	$130,601	$134,637
Solar — Lemoore, CA	15%	December 13, 2019	18,035	13,582
Total investments in unconsolidated entities			$148,636	$148,219
The Fund’s investments in unconsolidated entities includes debt of $10.1 million and $10.4 million, respectively, as of September 30, 2024 and December 31, 2023. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.
8. DEBT
The following table summarizes the notes payable balances as of September 30, 2024 and December 31, 2023, and the debt activity for the nine months ended September 30, 2024 (in thousands):

		Nine months ended September 30, 2024
	December 31, 2023	Borrowings & Assumptions	Repayments	Fair Value Adjustment	September 30, 2024
Notes Payable:
Fixed rate notes payable	$146,000	$—	$—	$—	$146,000
Variable rate notes payable	133,725	10,442	(2,570)	—	141,597
Total notes payable	279,725	10,442	(2,570)	—	287,597
Fair value adjustment	(3,768)	—	(1,636)	11,934	6,530
Total notes payable, at fair value	$275,957	$10,442	$(4,206)	$11,934	$294,127
As of September 30, 2024, the aggregate outstanding principal balance of the Fund’s notes payable was $287.6 million and the fair value was $294.1 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
with which the Fund was in compliance as of September 30, 2024. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 4 — Fair Value Measurements.
Fixed Rate Notes Payable
As of September 30, 2024, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. As of September 30, 2024, the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”). Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment. The Convertible Note may be increased to $100 million upon securing a third-party senior construction loan. Payments under the Convertible Note will be made on each date that the Fund makes a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
Variable Rate Notes Payable
As of September 30, 2024, the Fund had a $141.6 million variable rate note payable with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85%, with monthly payments of interest only, maturing on April 24, 2025. As of September 30, 2024, the weighted average interest rate of the Fund’s variable rate notes payable was 8.05%.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to September 30, 2024 (in thousands):

Principal Repayments
Remainder of 2024	$—
2025	141,597
2026	—
2027	—
2028	—
Thereafter	146,000
Total	$287,597
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $163,000 and $357,000 for the three and nine months ended September 30, 2024, and $304,000 and $924,000, respectively, for the three and nine months ended September 30, 2023, which are included in the statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease. As of September 30, 2024, the Fund had $58,000 of contributions receivable in the consolidated balance sheets.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. As of September 30, 2024, the Fund had $31,000 of distributions payable in the consolidated balance sheets.
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
10. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of September 30, 2024, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through September 30, 2024, the Fund has incurred incentive fees and allocation totaling $60.0 million. As of September 30, 2024, the unrealized incentive allocation to the SLP was $12.9 million.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management Fees:
Management fees	$9,640	$8,006	$27,976	$23,675
Administration and other reimbursable expenses:
Expense reimbursement to related parties	$700	$605	$2,290	$1,513
Organizational costs (1)	$23	$46	$100	$109
Development fees and allocable costs and expenses (2)	$7,857	$9,429	$19,354	$26,526
Property management fees (3)	$652	$34	$1,367	$72
______________________
(1)Organizational costs are included in general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and development-related Allocable Costs and Expenses, as well as Leasing Brokerage Fees and Multifamily Residential Sales Fees incurred by the Fund’s consolidated investments. Depending on the stage of development, some of these amounts have been capitalized to real estate under development in the consolidated balance sheets. Does not include $53,000 and $67,000 respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the three and nine months ended September 30, 2024 and $16,000 and $101,000, respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the three and nine months ended September 30, 2023.
(3)Property management fees are expensed to property operating expense in the statement of operations.

Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Management fees	$276	$574
Incentive allocation	$—	$6,378
Administration and other reimbursable expenses	$5,093	$552
Related Party Investments
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been transferred into the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of September 30, 2024, the Fund held investments with a total fair value of $731.4 million that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
The Fund also enters into certain agreements with other CIM affiliated entities from time to time.
11. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business.
As previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023, the Fund incurred a $9.0 million expense related to a dispute with a previous customer over a solar contract. Certain subsidiaries of the Fund are currently seeking to recover this expense from the previous customer in litigation. On April 24, 2024, the previous customer filed its own claims against certain subsidiaries of the Fund along with affiliates of CIM, seeking more than $200 million (without specifying or explaining the basis of the alleged damages) from all defendants in the aggregate. The litigation is in process and the outcome cannot be estimated or predicted at this time. CIM and the other affiliated defendants deny the previous customer’s allegations and will continue to pursue their claim against the previous customer. As it relates to the Fund specifically, while no outcome can be guaranteed, management does not believe that the outcome will be material to the Fund.
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
12. LEASES
Future minimum rental revenue under long-term operating leases as of September 30, 2024, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2024	$4,856
2025	20,056
2026	22,642
2027	23,474
2028	23,843
Thereafter	127,888
Total	$222,759
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 94.25 years, for which a right of use (“ROU”) asset of $32.7 million and $33.3 million and a lease liability of $35.8 million and $35.4 million was recorded as of September 30, 2024 and December 31, 2023, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 and $1.5 million of ground lease expense during the three and nine months ended September 30, 2024, of which $200,000 and $600,000 was paid in cash during the period in which it was recognized. As of September 30, 2024, the Fund’s scheduled future minimum rental payments related to its operating ground lease is approximately $200,000 for the remainder of 2024, $800,000 annually for 2025 through 2029, and $196.2 million thereafter through the maturity date of the lease in December 2118.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$31	$—
Contributions receivable	$58	$152,837
Accrued capital expenditures	$58,596	$70,028
Reclassification of property acquisition deposits to investments	$12,019	$34,727
Supplemental Cash Flow Disclosures:
Interest Paid	$10,292	$8,520
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to September 30, 2024:
The Fund accepted additional capital commitments of approximately $5.3 million.

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
Portfolio Information
As of September 30, 2024, we had investments in 22 assets, including investments in unconsolidated entities, with an aggregate net book value of $1.9 billion. During the nine months ended September 30, 2024, we acquired 99% ownership interests in three properties under development located in Los Angeles, California.
Results of Operations
The Fund’s consolidated financial statements for the three and nine months ended September 30, 2023 have been restated, the impact of which is detailed in Note 2 — Change in Basis of Accounting (Restatement) to our consolidated financial statements. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
		(As Restated)			(As Restated)
Solar revenue	$47,236	$—	$47,236	$112,691	$—	$112,691
Rental and other property income	8,344	6,142	2,202	26,303	16,296	10,007
Total Revenues	55,580	6,142	49,438	138,994	16,296	122,698
Management fees to related party	9,640	8,006	1,634	27,976	23,675	4,301
Solar and property operating expense	11,721	2,523	9,198	31,348	6,180	25,168
Expense reimbursement to related parties	700	605	95	2,290	1,513	777
Interest expense and other	3,615	3,251	364	10,579	8,885	1,694
General and administrative expense	3,793	1,452	2,341	6,959	3,361	3,598
Depreciation and amortization expense, net	13,499	3,171	10,328	38,064	9,166	28,898
Real estate tax	1,296	1,394	(98)	3,962	4,194	(232)
Total Expenses	44,264	20,402	23,862	121,178	56,974	64,204
Other income	—	—	—	2,923	—	2,923
Interest income	2,534	2,168	366	7,724	5,621	2,103
Gain (loss) on investments in unconsolidated entities	308	(1,306)	1,614	8,297	(2,745)	11,042
Change in fair value of notes payable	(4,924)	777	(5,701)	(11,934)	1,078	(13,012)
Total other (expense) income	(2,082)	1,639	(3,721)	7,010	3,954	3,056
Net income (loss)	9,234	(12,621)	21,855	24,826	(36,724)	61,550
Net income (loss) attributable to non-controlling interests	637	(1,312)	1,949	696	(3,892)	4,588
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$8,597	$(11,309)	$19,906	$24,130	$(32,832)	$56,962
Solar revenue
The increase in solar income of $47.2 million and $112.7 million, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023 was due to the Fund’s solar assets being placed into service during the fourth quarter of 2023.
Rental and other property income
The increase in rental and other property income of $2.2 million and $10.0 million, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023 was primarily due to increased occupancy at our office property located in Dallas, Texas, which resulted in increased rental income and tenant reimbursements.
Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $1.6 million and $4.3 million, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023 was primarily due to an increase in NAV driven by additional capital raised. From September 30, 2023 to September 30, 2024 the Fund accepted an additional $145.7 million in capital contributions.

Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $95,000 and $777,000, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023 was primarily due to the increased assets at September 30, 2024 compared to September 30, 2023. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases. This increase in scale generally leads to higher expense reimbursements, as more services performed by the Manager are required.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The increase in interest expense and other of $364,000 and $1.7 million, respectively,during the three and nine months ended September 30, 2024, compared to the same periods in 2023 was primarily due to increased borrowings on our notes payable during the period.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $2.3 million and $3.6 million, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023, was primarily due to increased professional fees during the three and nine months ended September 30, 2024. The increase was also driven by the increase in total assets at September 30, 2024, compared to September 30, 2023, as further described above. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases. This generally leads to higher administrative expenses, as more resources and personnel are required.
Depreciation and amortization expense, net
The increase in depreciation and amortization expense, net of $10.3 million and $28.9 million, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023 was primarily due to depreciation expense on the Fund’s solar assets after being placed into service during the fourth quarter of 2023. These increases in depreciation expense were partially offset by the amortization of the ITC beginning in the first quarter of 2024, as further described in Note 3 — Summary of Significant Accounting Policies.
Real estate tax
Real estate tax during the three and nine months ended September 30, 2024 remained relatively consistent compared to the same periods in 2023.
Solar and property operating expense
The increase in solar and property operating expense of $9.2 million and $25.2 million, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023 was primarily due to the increased expenses on the Fund’s solar assets after being placed into service during the fourth quarter of 2023, in addition to the acquisition of three properties subsequent to September 30, 2023.
Other income
Other income was $2.9 million for the nine months ended September 30, 2024, while no other income was recorded during the three months ended September 30, 2024 or in the same periods in 2023. Other income during the nine months ended September 30, 2024 included a $2.9 million gain recognized on the ITC, which was generated and sold during the fourth quarter of 2023, as further described in Note 3 — Summary of Significant Accounting Policies.
Interest income
Interest income consists of amounts received on interest-bearing accounts.

The increase in interest income of $366,000 and $2.1 million, respectively during the three and nine months ended September 30, 2024, compared to the same periods in 2023 was primarily due to higher balances in our interest-bearing accounts during the nine months ended September 30, 2024.
Gain (loss) on investments in unconsolidated entities
Gain (loss) on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
The gain on investments in unconsolidated entities was $308,000 and $8.3 million for the three and nine months ended September 30, 2024, respectively, as compared to a loss on investments in unconsolidated entities of $1.3 million and $2.7 million for the same periods in 2023. The change was due to an increase in the valuation of the portfolio assets held by the unconsolidated entities as a result of increased operational performance.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The decrease in the change in fair value of notes payable of $5.7 million and $13.0 million, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023 was primarily attributable to an increased valuation of our solar asset subsequent to September 30, 2023, which directly increases the fair value of the Fund’s $75.0 million Convertible Note, as further described in Note 4 — Fair Value Measurements and Note 8 — Debt.
Net income (loss) attributable to non-controlling interests
The net income attributable to non-controlling interests was $637,000 and $696,000, respectively, during the three and nine months ended September 30, 2024, compared to a net loss attributable to non-controlling interests of $1.3 million and $3.9 million, during the same periods in 2023. The change was primarily due to the proportional allocation of net income (loss) to the non-controlling interest holder during the three and nine months ended September 30, 2024.
Financial Condition, Liquidity and Capital Resources
General
We expect to utilize proceeds from net cash provided by operations and capital contributions to finance our future acquisitions of and additions to investments. The sources of our operating cash flow will primarily be provided by rental income received from current and future leased properties and solar income from infrastructure assets.
Liquidity and Capital Resources
We expect to generate cash primarily from the net proceeds from our continuous private offering of our Units in reliance on exemptions from the registration requirements of the Securities Act, cash flows from our operating assets, and any financing arrangements we may enter into in the future.
Our primary needs for liquidity and capital resources are to fund our investments in portfolio entities and other investments, pay our operating fees and expenses (including the Management Fee and Incentive Allocation), pay any distributions that we make to the holders of our units, periodic repurchases under our redemption program, and pay interest on any outstanding indebtedness that we incur.
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
Contractual Obligations
As of September 30, 2024, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $287.6 million and fair value of $294.1 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of September 30, 2024.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023
Net Cash Provided by (Used In) Operating Activities	$60,929	$(34,588)
Net Cash Used In Investing Activities	(172,965)	(625,031)
Net Cash Provided by Financing Activities	88,568	225,784
Net Change In Cash And Cash Equivalents And Restricted Cash	$(23,468)	$(433,835)
As of September 30, 2024 and 2023, cash and cash equivalents and restricted cash totaled $380.1 million and $251.4 million, respectively.
Cash flows used in operating activities for both the nine months ended September 30, 2024 and 2023 primarily relates to the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. These outflows were offset by cash flows provided by operating activities, which includes rental and solar income received and interest income received on our cash-bearing accounts during the period.
Cash flows used in investing activities for both the nine months ended September 30, 2024 and 2023 primarily relates to acquisitions and additions to our investments.
Cash flows provided by financing activities for the nine months ended September 30, 2024 and 2023 primarily relates to proceeds from capital contributions and proceeds from notes payable borrowings, offset by distributions paid.
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
Fair Value Measurements
Investments in unconsolidated entities, at Fair Value — We have elected the fair value option for our other real estate related investments for which such election is permitted, as provided for under ASC 825. Electing the fair value option allows us to record changes in fair value in our consolidated statement of operations. The valuation of the Fund’s investments in unconsolidated entities are prepared by third-party valuation firms in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The fair values of investments are estimated based on the price that would be received to sell an investment in an orderly transaction between marketplace participants at the measurement date consistent with the guidance in ASC 820, Fair Value Measurements. Investments without a public market are valued based on applicable valuation techniques. Such valuation techniques include discounted cash flow analysis, applying market capitalization rates or earnings multiples to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, multiple valuation techniques are taken into consideration when measuring the fair value of an investment. However, in certain circumstances, a single valuation may be appropriate, such as during the development phase of the project, where the “Cost Method” may be most appropriate for construction in progress, with the “Comparative Sales Approach” applied to the value of the underlying land. Upon completion, the investment would typically be valued utilizing the discounted cash flow (“DCF”) and comparative sales approaches. Weighting of the appraisal methods represents an approximation of how marketplace participants would underwrite the investment in current market conditions as of the measurement date.

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
Notes payable — We have elected the fair value option for our notes payable pursuant to ASC 825. The fair value of notes payable is determined by a third-party appraiser who discounts the difference between contract and market debt service cash flows using a market equity yield. The third-party appraiser also considers multiple valuation techniques (e.g., par, prepayment penalty) and applies a reconciliation among relevant methods. The fair value analysis is updated quarterly and reviewed by senior management. The market rate is determined by giving consideration to one or more of the following criteria, as appropriate: (i) interest rates for loan of comparable quality and maturity and (ii) the value of the underlying collateral.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2024 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2024, were not effective due to the material weakness in our internal control over financial reporting described below. Consistent with the Internal Control Over Financial Reporting remediation plan outlined below, management will monitor and test its Disclosure Controls and Procedures for a sufficient period of time to enable management to conclude on the effectiveness of the controls and procedures.
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
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of monitoring and testing these processes, procedures and controls. We believe the above actions will be effective in remediating the material weakness described above. However, the material weakness cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness has been remediated as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of September 30, 2024, we have sold 1,860,325 units resulting in gross offering proceeds of approximately $2.1 billion. The following table represents units sold during the three and nine months ended September 30, 2024 and 2023:

Quarter Ended	Number of Units	Amount
March 31, 2023	54,160.88	$63,785,007
June 30, 2023	48,650.76	$56,416,686
September 30, 2023	179,530.58	$205,533,314
December 31, 2023	26,792.03	$30,041,390
March 31, 2024	21,992.16	$25,570,000
June 30, 2024	25,607.15	$29,978,010
September 30, 2024	49,787.35	$60,077,644
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2024.

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
Date: November 14, 2024