Form 10-K
period 2024-12-31
CIM Opportunity Zone Fund, L.P.
filed 2025-03-31
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 17, 2025, there were 1,825,734 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding. The aggregate market value of our Limited Partnership Units held by non-affiliates is not determinable since there is no public trading market for our Limited Partnership Units.
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
Since inception, CIM, on behalf of itself and over 200 institutional partners and co-investors, has operated more than 300 discretionary real estate and real estate-related equity, debt and infrastructure holdings.
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
•10-Year Permanent Exclusion Benefit: If the investor holds its interest in a QOF for at least 10 years, the investor can (i) elect to increase its tax basis in the QOF to fair market value on the date of a sale or exchange of the interest or (ii) under Treasury Regulations, elect to exclude from gross income some or all of the gains arising from the sale of some or all of the Opportunity Zone property by the QOF (“Ten-Year Benefit”). This allows the investor to exclude the appreciation on the originally invested gain from federal income tax.
Competitive Advantages
The Fund benefits from three principal competitive advantages that CIM has developed for over 30 years. CIM believes the combination of these attributes positions the Fund to deliver attractive risk-adjusted returns for the Limited Partners.
Vertically Integrated Team
Established in 1994, CIM is a vertically integrated owner and operator of real assets for its own account, and on behalf of our partners and co-investors seeking to participate in real assets and associated credit strategies with a principal focus on metropolitan areas across the Americas and Europe. CIM’s real asset holdings include residential, commercial, retail, hospitality, debt and infrastructure assets as well as U.S.-based net lease and other credit strategies. CIM’s broad expertise includes in- house research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities. CIM is led by its three original founders, Richard Ressler, Avi Shemesh and Shaul Kuba (together, the “Founding Principals”), who have worked together to own and operate real assets for over 30 years. CIM is headquartered in Los Angeles, California and has offices in Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Orlando, Florida, Phoenix, Arizona, London, UK and Tokyo, Japan. CIM also maintains additional offices with distribution staff and JV partnerships. As of September 30, 2024, CIM’s Assets Owned and Operated (“AOO”) was approximately $30.2 billion of assets across its vehicles. AOO represents the aggregate assets owned and operated by CIM on behalf of partners (including where CIM contributes alongside for its own account) and co-investors, whether or not CIM has discretion, in each case without duplication.
CIM’s results are driven by its people. CIM’s team has grown organically from its Founding Principals into an organization with over 1,000 employees, including more than 600 professionals and 17 Principals as of December 31, 2024. Each opportunity for the Fund will be overseen by a dedicated team that is responsible for taking assets from sourcing through underwriting, due diligence and Investment Committee (as defined below) approval, acquisition, management, development and disposition. As part of the process, the team will draw on CIM’s in-house real estate expertise in research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities. CIM’s deal teams are staffed with team members across departments and locations and deal teams work across CIM’s various strategies and asset types. As a result, the entire organization is focused on CIM’s strategies across all asset classes, including the Fund’s build-to-core program within CIM’s value-add strategy. An investment committee (the “Investment Committee”) comprised of a majority of CIM’s Principals and a secondee from Mitsui & Co. with one legal observer and one compliance observer will be responsible for reviewing and approving proposals for the Fund’s acquisitions, development, re-development and dispositions. The Investment Committee has delegated its preliminary investment authority with respect to real estate equity investments to the Investment Committee – Preliminary Subcommittee. The full Investment Committee comprised of a majority of CIM Principals will grant final approval to move forward with an acquisition, including allowing a deposit to go non-refundable on a transaction. At any meeting of the Investment Committee, a majority of committee members, which must include all three Founding Principals, constitutes a quorum. Unanimous approval of the Founding Principals and the majority vote of all members present at an Investment Committee meeting at which a quorum is present is required for the acquisition or disposition of an investment. The size, composition and/or policies regarding quorum and/or voting privileges and the requirements of the Investment Committee may be changed from time to time.
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
Fund Strategy
Overview
As of December 31, 2024, the Fund has investments in 22 assets, including its investments in unconsolidated entities, with a carrying value of $1.9 billion. The Fund’s strategy is to invest in entities that develop, re-develop, own and operate substantially diversified real estate and real estate-related assets in metropolitan markets primarily located throughout the United States and its possessions solely in Opportunity Zones. CIM believes that the critical mass of development and re-development in Opportunity Zones creates positive externalities, which enhance the value of Opportunity Zone real estate assets. CIM will target development and redevelopment of infrastructure and real estate assets in Opportunity Zones through CIM’s extensive network and its current opportunistic activities. The Fund’s portfolio investments relating to a particular project are typically held through a subsidiary of the Fund that holds a majority interest and is the sole manager or co-manager of the project. In cases where the Fund is a co-managing member, all major decisions made with respect to that portfolio asset require the consent of the Fund or its General Partner. For a list of portfolio assets, see “Item 2. Properties.”
CIM believes these assets will provide greater returns than similar assets as a result of the improving demographics, public commitment, and significant private investment that characterize these areas, including opportunistic capital deployment made or intended to be made by CIM therein. CIM believes that further incremental value creation will result from the enhancement of the portfolio of underlying assets as a result of CIM’s active management.
CIM believes the Fund’s build-to-core program, within its value-add strategy in improving markets, facilitates investments in development and repositioning transactions. While these transactions may result in lower short-term returns than those required by a typical opportunistic vehicle, they maximize long-term returns. Historically, substantial asset value has been created through rent growth and improved investment liquidity as maturing submarkets develop over time.
Qualified Communities Selection Process
CIM’s community qualification is a key consideration when making an acquisition decision. Since 1994, CIM has qualified 135 communities in high barrier-to-entry markets and deployed capital in 75 of these Qualified Communities. CIM continuously seeks to identify new Qualified Communities, and the community qualification process generally takes between six months and five years, with the findings of such process formalized in a Qualified Community Memorandum. When sourcing new opportunities, the Fund will generally source opportunities within the Qualified Communities identified by CIM. The communities are located in both primary and secondary markets, which can encompass (1) transitional metropolitan districts, (2) growth markets adjacent to CBDs and/or (3) well-established, thriving metropolitan areas including major CBDs. By focusing its sourcing in the Qualified Communities identified by CIM and in which CIM is active, the Fund expects to benefit from CIM’s experience in building and monitoring its existing portfolio of real assets as well as leveraging its established network of relationships.
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
Acquisition Process
CIM employs an acquisition process on behalf of the Fund that is similar to that of its previous real estate and infrastructure funds. CIM follows a clearly defined and disciplined acquisition process that it believes enables it to identify and select attractive assets and to quantify and mitigate relative risk factors. This process carries an asset through its entire lifecycle, spanning all stages including sourcing, research, underwriting, financing, acquisition, development, management and disposition.
Sourcing of Opportunities
The Fund utilizes CIM’s in-depth knowledge of its Qualified Communities and its broad network of relationships to identify and acquire properties at what CIM believes to be a discount to their intrinsic (i.e., expected long-term) values in Opportunity Zones. CIM has developed an extensive network of relationships, including owners, lenders, special servicers, financial intermediaries and other industry participants, from which it cultivates these off-market or limited auction opportunities. CIM believes that it has, over many years, earned a reputation as both a fair transaction partner and a reliable closer, and believes that it has become a preferred buyer within many of its Qualified Communities.
Underwriting
CIM’s investments team is responsible for the underwriting and due diligence of an asset and underwriting scenarios when evaluating potential acquisition opportunities.
After a potential acquisition is identified, CIM conducts a thorough property-level review with a multi-disciplinary team led by one of its Principals. In preparing financial projections, CIM first reviews historical property performance and then makes adjustments to reflect changes deemed appropriate or necessary based on CIM’s assessment. CIM also prepares a capital budget based on its analysis of the property’s physical condition in consideration of current and anticipated uses. Acquisition recommendations are presented to the Investment Committee for both preliminary and final approval. Preliminary approvals occur early in the due diligence process and include a well-conceived draft of the business plan for the proposed acquisition. Final approval includes a review of additional due diligence findings and the final business plan, schedule and budget for the proposed acquisition and a grant of authority to execute the proposed transaction.

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
Disposition
CIM actively monitors all assets by performing a periodic hold/sell analysis that evaluates the potential risks associated with continuing to hold the property as compared to selling the property in the current market, based on CIM’s estimate of its current market price, and potentially redeploying the capital received therefrom in new real asset opportunities. Among other factors, CIM evaluates market cycles, capital markets, projected cash yields and local real estate market conditions when performing a hold/sell analysis. CIM currently contemplates that Portfolio Assets will not be sold before investors have had the opportunity to avail themselves of the Ten-Year Benefit. “Portfolio Assets” are assets that are held indirectly by the Fund through investments in limited liability companies, from time to time, including interests in individual real estate assets and/or real estate portfolios and infrastructure assets and businesses or similar assets or interests. Alternatively, the Fund may realize liquidity by means of the completion of one or more public offerings or other listings, whereby all or a portion of the interests in the Fund (or a successor vehicle or additional entity or entities utilized to implement such an offering) are sold. See “Item 1A. Risk Factors – Capital Contributions made to the Fund by a Limited Partner in respect of each Capital Commitment will be subject to the Lock-Up Period.”
Portfolio Information
As of December 31, 2024, we had investments in 22 assets with a carrying value of $1.9 billion. For additional information on the Fund’s portfolio investments, see “Item 2. — Properties” for a detailed listing of such properties.
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
•The outbreak of certain illnesses and its impact on global commercial activity and significant volatility in financial markets;
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
While CIM’s core group of professionals are expected to devote such business time to the activities of the Fund (and other vehicles that deploy capital alongside therewith) as is necessary to conduct the business and affairs of the Fund in an appropriate manner, such professionals may work on other projects for and have other responsibilities at CIM and its affiliates, and, therefore, conflicts of interest may arise in allocating management time, services or functions. Further, the ability of CIM and its professionals working on the Fund to access other professionals and resources within CIM for the benefit of the Fund may be limited. Such access may also be limited by the internal compliance policies of CIM or other legal or business considerations, including those constraints generally discussed herein.
Analyses and decisions by the General Partner may frequently be required to be undertaken on an expedited basis to take advantage of opportunities.
In certain cases, the information available to the General Partner at the time of making a decision may be limited, and the General Partner may not have access to detailed information regarding the potential acquisition, such as physical and structural condition and characteristics, environmental matters, zoning regulations or other local conditions affecting a Portfolio Asset. Therefore, no assurance can be given that the General Partner, the Manager, CIM and their respective affiliates will have knowledge of all circumstances that may adversely affect a Portfolio Asset. In addition, the General Partner, the Manager, CIM and their respective affiliates expect to rely upon independent consultants in connection with its evaluation of proposed acquisitions. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and the Fund may incur liability as a result of decisions made based upon consultants’ analysis.
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
Estimates or projections of market conditions and supply and demand dynamics are key factors in evaluating potential opportunities and valuing properties, portfolio entities and related assets. The General Partner, the Manager and/or their respective affiliates will generally establish the capital structure of Portfolio Assets on the basis of financial projections for such properties. Projected operating results will often be based on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time the projections are developed. There can be no assurance the projected results will be obtained, and actual results may vary significantly from the projections. General economic conditions, which are not predictable, can have a material adverse impact on the reliability of such projections. Assumptions or projections about asset lives, the stability, growth or predictability of costs, demand or revenues generated by an asset or other factors associated therewith may, due to various risks and uncertainties including those described herein, differ materially from actual results. Certain Portfolio Assets, as well as the Fund, the General Partner, the Manager and/or their respective affiliates, will from time to time rely on the reports of consultants when evaluating the condition of real estate or real estate-related assets, infrastructure assets or other elements of a Portfolio Asset. The actual condition of the Portfolio Assets or other elements of a Portfolio Asset may be worse than anticipated, requiring adjustments such as additional capital or maintenance expenditures which may not be recoverable, allocable to counterparties or economic from a stand-alone perspective and could result in additional expenses for the Portfolio Asset and lower than expected returns to the Fund.
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
The Management Agreement does not prevent the Manager from operating additional real estate or infrastructure assets or participating in other real estate opportunities, some of which could compete with us and our subsidiaries. The Manager operates real estate/infrastructure assets and participates in additional real estate activities having objectives that overlap with our own, and may thus face conflicts in the operation and allocation of real estate opportunities between us, on the one hand, and such other real estate operations and activities, on the other hand. Allocation of real estate opportunities is at the discretion of the Manager and there is no guarantee this allocation will be made in the best interest of our investors.
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
When the Fund makes acquisitions or pursues development opportunities, it may not succeed in leasing the newly acquired or developed properties at rents sufficient to cover the Fund’s costs of such acquisitions or developments. Further, following the termination or expiration of a tenant’s lease, there may be a period of time before the Fund will begin receiving rental payments under a replacement lease. During that period, the Fund will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair the Fund’s ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require the Fund to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements the Fund undertakes may divert cash that would otherwise be available for distribution to Limited Partners or for satisfying redemption requests. Ultimately, to the extent the Fund is unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact the Fund’s operating results.
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
To the extent the Fund invests in entities that acquire, own, develop or re-develop or operate such assets, it will be subject to the risks normally associated with such assets and development activities. Such risks include, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of the Fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on the Fund and on the amount of funds available for distribution to the Limited Partners. Properties owned by entities the Fund invests in that are under development or properties acquired for development may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced.
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
The last global recession was prolonged and severe. CIM expects that another global recession would also have an adverse impact on the availability of credit to businesses generally. An economic downturn could adversely affect financial resources and the ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, the Fund could lose both invested capital in and anticipated profits from the affected assets. Such marketplace events and certain adverse developments (including increased regulatory scrutiny of potential lenders) have also impacted, and may in the future impact, the availability and terms of financing for leveraged transactions, e.g., where regulators impose new or more burdensome capital or lending requirements on potential lenders. The inability of market participants to access capital to acquire real property restricts the ability to sell or liquidate assets and to refinance them. The Fund’s ability to generate returns for its Limited Partners may be adversely affected to the extent another recession and its attendant adverse effects occur during the holding periods of the Fund’s assets.
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
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have a material adverse impact on our financial performance and the financial performance of our affiliates and our investments.
While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including those of certain of our tenants.
Moreover, with the potential for new variants of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, the potential global impacts are uncertain and difficult to assess. Long-term macroeconomic effects, including from supply and labor shortages, of the COVID-19 pandemic may in the future have an adverse impact on our results of operations and cash flows and the results of operations of our investments, and may have an adverse impact on our ability to source new investments and obtain financing.
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
Turmoil in credit markets globally could cause uncertainty that may cause financial institutions to reduce their lending, which in turn could adversely affect our ability to access capital markets for our liquidity needs and/or cause our cost of capital to increase.
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

Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
We carry commercial liability, special form/all risk and business interruption insurance on all of the properties in our portfolio. In addition, we carry directors’ and officers’ insurance. While we select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, the cost of the coverage, and industry practice, there can be no assurance that we will not experience a loss that is uninsured or that exceeds policy limits.
Our business operations in California and Texas are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, wind, blizzards, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties, by aggregate net operating income and square feet, in California. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. We carry earthquake insurance on our properties in California in an amount and with deductibles and limitations that we deem to be appropriate. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes in California. Furthermore, we may not carry insurance for certain losses, such as those caused by war or certain environmental conditions, such as mold or asbestos.
As a result of the factors described above, we may not have sufficient coverage against all losses that we may experience for any reason.
If we experience a loss that is uninsured or that exceeds policy limits, we could incur significant costs and lose the capital deployed in the damaged properties as well as the anticipated future cash flows from those properties. Further, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable. In addition, our properties may not be able to be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements. Any of the factors described above could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our Units.
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
If the Fund sells any assets, under generally applicable partnership tax law principles, the gain from such sale will be allocated to the investors in the Fund. If an investor has held its interest in the Fund for ten years or more, such investor may obtain the Ten-Year Benefit by electing to exclude from gross income some or all of the gain arising from the sale of Opportunity Zone property held by the Fund. If an investor makes a valid election to exclude such gain from gross income, such gain will increase the investor’s tax basis in the Fund. However, it is not clear whether income allocations would increase the investor’s adjusted tax basis in the Fund, because the QOF rules state the initial tax basis of an investment in QOFs is zero except as specifically adjusted in the QOF statute and Treasury Regulations (and not the general rules associated with the taxation of partnership interests, which generally increase an investor’s tax basis in a partnership interest for income and gain allocated to such investor). If there were no increase in adjusted tax basis as a result of the income and gain allocation that is not excluded pursuant to the deduction mentioned in the Treasury Regulations, and the investor were to redeem its interest, it may receive a distribution in excess of adjusted tax basis and therefore pay tax twice on the same gain (unless suspended losses are available to shelter all or part of this gain). If the investor is eligible for the

Ten-Year Benefit, the amount of the Ten-Year Benefit would effectively be reduced by the amount of gain recognized and passed through to a Partner by the Fund. As of December 31, 2024, the Fund does not expect to sell assets until the first investors in the Fund as of are eligible for the election to exclude gains from gross income pursuant to the Ten-Year Benefit with respect to their entire interests in the Fund (i.e., ten years after the last capital call with respect to such interests), though no guarantee can be given in this regard and in certain circumstances the Fund may sell assets before some or all investors are able to avail themselves of such election.
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
In the November 8, 2022 general election, a City of Los Angeles ballot measure, Proposition ULA, proposed to increase transfer tax rates in the City of Los Angeles on real estate sales valued at $5 million or more. Proposition ULA was approved and is effective as of April 1, 2023. When enacted, the new rate would be 4% for properties valued at $5 million or more and 5.5% for properties valued at more than $10 million. fourteen (14) of our properties are located in the City of Los Angeles, when Proposition ULA is effective, it will reduce the amount of proceeds that we will receive when we sell our Los Angeles properties. This in turn may reduce our profitability, make our properties located in the City of Los Angeles less attractive than properties located elsewhere, and make us less competitive than other funds that do not have properties in the City of Los Angeles.
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
The Fund has invested, and may continue to invest, in projects that generate investment tax credits (“ITCs”). Certain ITCs are subject to “recapture” if the projects are sold or cease to be qualifying property (e.g., the facility ceases to be in service) within five years of such projects being placed in service (the “Recapture Period”). The recapture is 100% of the ITC if it occurs within the first year after the project is placed in service and then reduces on a ratable basis (i.e., 20% per year) over each succeeding year within the Recapture Period. ITC investments may be made by entities treated as partnerships for U.S. federal income tax purposes. In such cases, a recapture event could include a direct or indirect sale of the applicable partnership interests or a reduction in a partner’s direct or indirect share of profits of such partnership during the Recapture Period. Situations could arise where a recapture event occurs at the partner level and the Fund is required to make a recapture payment to the Internal Revenue Service. For example, it is possible that the Fund might own an investment through a partnership (the “Investing Partnership”) that directly owns the facility that generates an ITC. If ITCs with respect to such investment are claimed, such ITCs may be allocated to the Fund in respect of its ownership of such facility through the Investing Partnership, or such ITCs could be sold by the Investing Partnership. Claimed ITCs may be subject to recapture if during the Recapture Period the Fund has its proportionate interest in the general profits of the Investing Partnership (or in the facility) reduced below two-thirds of its proportionate interest in the general profits of such Investing Partnership (or in the facility) for the year in which such facility was placed in service. The foregoing may occur as a result of a sale of an interest in Investing Partnership, the admission of a new investor in Investing Partnership, or the operation of distribution provisions in partnership agreements for Investing Partnership that reduce the Fund’s distribution entitlements with respect to such facility by more than one-third as compared to such entitlements in the year the facility was placed in service. If recapture were to occur, the Fund could owe certain tax liabilities, including penalties and interest, based on the recaptured ITCs. If such ITCs were sold to a third-party purchaser for a price that is less than the amount of the ITCs transferred, the amount of recapture could exceed the cash received for the sale of such ITCs. As of December 31, 2024, two Investing Partnerships sold certain ITCs generated by their renewable energy projects and the Fund distributed its share of the proceeds from such sale to Limited Partners. The ITCs from such transaction may be subject to full or partial recapture for five years as described above. Furthermore, Limited Partners that receive distributions of proceeds from the sale of ITCs could be subject to recapture with respect to such ITCs if the investor redeems or transfers an interest in the Fund such that their entitlement to distributions from the Fund is reduced by more than one third as compared to the year in which the project that generated the ITC was placed in service.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
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

ITEM 2.    PROPERTIES
CIM is headquartered in Los Angeles, California and has offices in Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Orlando, Florida, Phoenix, Arizona, London, UK and Tokyo, Japan. CIM also maintains additional offices with distribution staff and JV partnerships. CIM believes its office facilities are suitable and adequate for our business as it is contemplated to be conducted.
The following table describes our operational infrastructure and real estate assets as of December 31, 2024 (dollar amounts in thousands):

Investment Description	Acquisition Date	Cost (1)	Material Asset Level Encumbrances	Asset Description	Occupancy	Material Leases/Power Purchase Agreements
Operational Assets
Solar — Lemoore, CA(2)	12/13/2019	$51,753	$7,020	Solar Energy Plant with 250 megawatt ("MW") alternating current ("AC") capacity	N/A	50 MW capacity committed to a California-based Community Choice Aggregator until December 31, 2036 by way of a Power Purchase Agreement and 200 MW capacity committed to investment grade credit utility offtaker until December 31, 2039.
Solar — Lemoore, CA(2)	12/13/2019	$11,182	$—	Energy Transmission with 1,150 MW distribution capacity	N/A	Revenue generation based on spot market sales
Office — Dallas, TX	6/4/2021	$76,860	$89,194	472,495 square feet ("SF") Grade - A office space with 15,707 SF retail space	92%	450,000 SF of the office space is leased to a publicly traded technology company until December 31, 2032.
Multifamily — Washington D.C.	7/27/2021	$58,488	$59,451	301 residential units with 18,269 SF commercial space	84%	Residential units leased for 12-month leases with individual tenants. Commercial space is fully leased to a pre-school operator until August 31, 2036.
Solar — Lemoore, CA(3)	4/20/2022	$402,570	$—	Solar Energy Plant with 150 MW (AC) capacity and 135 MW battery energy storage system ("BESS")	N/A	The green and capacity attributes of the project for 2024 have been committed to a multinational corporation and a utility company.
Office — Los Angeles, CA	5/10/2022	$12,852	$—	16,000 SF office with 3,557 SF retail space	100%	The entire space is leased to a member-only social club until December 31, 2032.
Solar — Lemoore, CA(4)(5)	12/7/2022	$682,001	$75,000	Solar Energy Plant with 250 MW (AC) capacity and 225 MW BESS	N/A	The green and capacity attributes of the project for 2024 have been committed to a multinational corporation and a utility company.
Office — Los Angeles, CA	10/1/2019	$55,109	$—	90,885 SF office with a 273-space parking structure	—%	NA
Office — Los Angeles, CA	1/4/2021	$34,929	$—	55,693 SF office with 9,000 SF of adaptive use space	—%	NA
Multifamily — Los Angeles, CA	6/1/2022	$15,998	$—	20,271 SF residential (24 units) and 1,111 SF retail space	49%	Residential units leased for 12-month leases with individual tenants.
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

(5)Investment has a loan agreement with an affiliated vehicle managed by CIM (the “Lender”) in the principal amount of up to $75.0 million, which is included in the Fund’s consolidated balance sheets. As of December 31, 2024, the loan amount outstanding was $75.0 million. Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment.
The following table describes our infrastructure and real estate assets under development as of December 31, 2024 (dollar amounts in thousands):

Investment Description	Acquisition Date	Cost (1)	Material Asset Level Encumbrances	Asset Description
Assets Under Development
Office — Los Angeles, CA	12/2/2021	$7,554	$—	9,074 SF office - 6,859 SF parking
Hotel — Atlanta, GA	6/30/2022	$140,000	$—	292 Key Hotel and 147 parking spaces
Multifamily — Atlanta, GA	6/30/2022	$140,000	$—	304 residential units, 491 parking spaces and 16,480 SF of retail space
Multifamily — Los Angeles, CA	6/1/2022	$67,062	$—	90,244 SF residential (109 units) and 14,657 SF retail space
Multifamily — Los Angeles, CA	6/1/2022	$32,929	$—	57,287 SF residential (74 units) and 9,150 SF retail space
Multifamily — Los Angeles, CA	3/15/2023	$64,344	$—	111,000 SF residential (168 units) and 40,000 SF retail space
Multifamily — Los Angeles, CA	3/30/2023	$23,005	$—	79,529 SF residential (146 units) and 8,181 SF of retail space
Retail — Los Angeles, CA	3/1/2023	$19,248	$—	27,000 SF experiential retail building
Office — Los Angeles, CA	4/20/2023	$5,823	$—	6,518 SF creative office
Multifamily — Los Angeles, CA	3/26/2024	$7,005	$—	32,960 SF affordable residential (116 units) with 1,800 SF of ground-floor retail space and 66 parking stalls
Multifamily — Los Angeles, CA	3/26/2024	$11,935	$—	Development of a 40-unit residential building with 995 SF ground-floor retail space and 52 parking stalls
Retail — Los Angeles, CA	5/13/2024	$2,087	$—	5,868 SF retail building
__________________
(1)Represents the Fund’s proportionate cost of the investment.

ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. For a description of our pending legal proceedings refer to the information set forth in Note 10 - Commitments and Contingencies to the consolidated financial statements in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of December 31, 2024, the Fund had 1,825,734 limited partnership units outstanding, held by a total of 2,888 limited partners (holders of units).
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
Recent Sales of Unregistered Securities
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of December 31, 2024, we have sold 1,879,476 units resulting in gross offering proceeds of approximately $2.1 billion.

Quarter Ended	Number of Units	Amount
March 31, 2021	26,722.84	$26,058,070
June 30, 2021	61,699.13	$62,222,206
September 30, 2021	52,399.95	$55,002,837
December 31, 2021	483,070.36	$543,159,998
March 31, 2022	126,746.58	$142,183,621
June 30, 2022	141,919.52	$162,112,676
September 30, 2022	131,804.96	$155,714,969
December 31, 2022	117,659.37	$140,422,481
March 31, 2023	54,160.88	$63,785,007
June 30, 2023	48,650.76	$56,416,686
September 30, 2023	179,530.58	$205,533,314
December 31, 2023	26,792.03	$30,041,390
March 31, 2024	21,992.16	$25,570,000
June 30, 2024	25,607.15	$29,978,010
September 30, 2024	49,787.35	$60,077,644
December 31, 2024	19,150.46	$23,108,578
Distributions and Reinvestment
The Fund may distribute Available Current Proceeds pro rata to the Partners in accordance with their Percentage Interests at such time and in such amounts, if any, as determined by the General Partner in its discretion. Any distributions shall be made in cash and/or in-kind, as determined by the General Partner in its reasonable discretion and shall be made pro rata to the Partners in accordance with their Percentage Interests. As of December 31, 2024, the Fund has made total distributions of $206.0 million to all the Partners. As an open-ended Opportunity Zone Fund, the distribution of profits to the partners is typically deferred until a non-taxable event occurs.
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
Portfolio Information
As of December 31, 2024, we had investments in 22 assets, including investments in unconsolidated entities, with a carrying value of $1.9 billion. During the year ended December 31, 2024, we acquired ownership interests in three properties under development located in Los Angeles, California.
Results of Operations
The following table provides summary information about our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Solar revenue	$148,786	$—	$148,786
Rental and other property income	35,692	24,932	10,760
Total revenues	184,478	24,932	159,546
Solar and property operating expense	44,151	9,442	34,709
Management fees to related party	38,027	32,366	5,661
Incentive fees to related party	—	6,378	(6,378)
Expense reimbursement to related parties	2,718	1,984	734
Interest expense and other	13,948	12,358	1,590
General and administrative expense	9,627	5,314	4,313
Depreciation and amortization expense, net	51,726	13,251	38,475
Real estate tax	4,990	4,988	2
Total expenses	165,187	86,081	79,106
Interest income	9,783	7,534	2,249
Other income (expense)	2,923	(9,000)	11,923
Loss on investments in unconsolidated entities	(20,624)	(2,847)	(17,777)
Change in fair value of notes payable	(16,756)	(20,641)	3,885
Total other expense	(24,674)	(24,954)	280
Net loss	(5,383)	(86,103)	80,720
Net income (loss) attributable to non-controlling interests	1,201	(5,607)	6,808
Net loss attributable to CIM Opportunity Zone Fund, L.P.	$(6,584)	$(80,496)	$73,912
Solar revenue
The increase in solar revenue of $148.8 million during the year ended December 31, 2024, compared to the same period in 2023 was due to the Fund’s solar assets being placed into service at the end of the year ended December 31, 2023.
Rental and other property income
The increase in rental and other property income of $10.8 million during the year ended December 31, 2024, compared to the same period in 2023 was primarily due to increased occupancy at our office property located in Dallas, Texas and three of our Los Angeles properties being placed in service during the fourth quarter of 2024, which resulted in increased rental income and tenant reimbursements.
Solar and property operating expense
The increase in solar and property operating expense of $34.7 million during the year ended December 31, 2024, compared to the same period in 2023 was primarily due to recognizing a full period of solar operating expenses, which include transmission capacity charge expenses and repairs and maintenance, on the Fund’s solar assets after being placed into service during the fourth quarter of 2023. Additionally, property operating expenses increased due to the acquisition of three properties subsequent to December 31, 2023.
Management fees to related party
Management fees are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $5.7 million during the year ended December 31, 2024, compared to the same period in 2023 was primarily due to an increase in NAV driven by additional capital raised. From December 31, 2023 to December 31, 2024, the Fund accepted an additional $138.7 million in capital contributions.
Incentive fees to related parties
Incentive fees decreased $6.4 million during the year ended December 31, 2024, compared to the same period in 2023. During the year ended December 31, 2024 and 2023, realized Incentive Allocation to SLP was $7.9 million and $38.5 million, respectively. The decrease in realized Incentive Allocation was due to a greater excess over the hurdle amount, as defined in the Partnership Agreement, during the year ended December 31, 2023 as compared to 2024. Pursuant to Section 5.07(a)(ii) of the Partnership Agreement and for the year ended December 31, 2023, the General Partner elected to have $6.4 million of the total realized incentive paid as an incentive fee, which is reflected in the statement of operations, and the remaining $32.1 million of realized incentive was allocated to the SLP. During the year ended December 31, 2024, no amounts were elected to be paid as an incentive fee.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $734,000 during the year ended December 31, 2024, compared to the same period in 2023 was primarily due to the increased assets at December 31, 2024 compared to December 31, 2023. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases. The increase in scale generally leads to higher expense reimbursements, as more services by the Manager are required.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The increase in interest expense and other of $1.6 million during the year ended December 31, 2024, compared to the same period in 2023 was primarily due to increased borrowings on our notes payable during the period.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $4.3 million during the year ended December 31, 2024, compared to the same period in 2023, was primarily due to increased professional fees during the year ended December 31, 2024, along with higher administrative expenses resulting from increased in total assets at December 31, 2024, compared to December 31, 2023, as described above.
Depreciation and amortization
The increase in depreciation and amortization expense of $38.5 million during the year ended December 31, 2024, compared to the same period in 2023 was primarily due to expense on the Fund’s solar assets after being placed into service at the end of the year ended December 31, 2023. These increases in depreciation expense were partially offset by the amortization of the ITC beginning in the first quarter of 2024, as further described in Note 3 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K. Additionally, the increase was further driven by placing three of our Los Angeles properties into service during the year ended December 31, 2024.
Real estate tax
Real estate tax during the year ended December 31, 2024 remained consistent with the same period in 2023.
Interest income
Interest income consists of amounts received on interest-bearing accounts.
The increase in interest income of $2.2 million during the year ended December 31, 2024, compared to the same period in 2023 was primarily due to higher average balances in our interest-bearing accounts during the year ended December 31, 2024.
Other (expense) income
Other income was $2.9 million during the year ended December 31, 2024, compared to other expense of $9.0 million in the same period in 2023. Other income during the year ended December 31, 2024 included a $2.9 million gain recognized on the ITC, which was generated and sold during the fourth quarter of 2023, as further described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K.

Other expense of $9.0 million during the year ended December 31, 2023 is attributable to an expense incurred under a dispute over a solar contract. The Fund is currently seeking to recover this expense from the counterparty.
Loss on investments in unconsolidated entities
Loss on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
Loss on investments in unconsolidated entities was $20.6 million during the year ended December 31, 2024 compared to the $2.8 million loss for the same period in 2023 due to a decrease in the valuation from market conditions of the portfolio assets held by the unconsolidated entities.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The change in fair value of notes payable was $16.8 million during the year ended December 31, 2024, compared to $20.6 million during the same period in 2023. The change was primarily attributable to the change in valuation of our solar asset, which directly increases the fair value of the Fund’s $75.0 million Convertible Note, as further described in Note 3 — Fair Value Measurements and Note 7 — Debt to the consolidated financial statements in this Annual Report on Form 10-K.
Net income (loss) attributable to non-controlling interests
Net income (loss) attributable to non-controlling interests was income of $1.2 million during the year ended December 31, 2024, compared to a loss of $5.6 million during the same period in 2023. The change was primarily due to fewer losses allocated to the non-controlling interest holder during the year ended December 31, 2024.
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
We expect to obtain the liquidity and capital resources that we need over the short and long-term from cash on hand, the proceeds of our private offerings and from any undistributed funds from operations. For additional detail regarding our private offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Use of Proceeds from Registered Sales of Securities.”
We currently anticipate that our available capital resources, including the proceeds from our private offering and the proceeds from any financing arrangements we may enter into, when combined with cash flow generated from our operating assets, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.
Contractual Obligations
As of December 31, 2024, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $286.9 million and fair value of $295.5 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of December 31, 2024.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Year Ended December 31,
	2024	2023
Net Cash Provided by (Used In) Operating Activities	$87,597	$(39,590)
Net Cash Used In Investing Activities	(255,696)	(418,817)
Net Cash Provided by Financing Activities	105,174	176,709
Net Change In Cash And Cash Equivalents And Restricted Cash	$(62,925)	$(281,698)
As of December 31, 2024 and 2023, cash and cash equivalents and restricted cash totaled $340.6 million and $403.6 million, respectively.
Cash flows used in operating activities for both the years ended December 31, 2024 and 2023 primarily relates to the payment of management and incentive fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. These outflows were offset by cash flows provided by operating activities, which includes rental and solar income received and interest income received on our cash-bearing accounts during the period.
Cash flows used in investing activities for both the years ended December 31, 2024 and 2023 primarily relates to acquisitions and additions to our investments. For additional details regarding our investments, see “Part I, Item 2 — Properties.” Cash flows used in investing activities for the year ended December 31, 2023 were partially offset by the monetization of investment tax credits.
Cash flows provided by financing activities for the years ended December 31, 2024 and 2023 primarily relates to proceeds from capital contributions and net proceeds from notes payable borrowings, offset by distributions paid. Cash flows provided by financing activities for the year ended December 31, 2023 primarily relates to proceeds from capital contributions and proceeds from notes payable borrowings.
Related Parties
See “Note 9 — Management Fees, Incentive Allocation and Other Related-Party Transactions” to the consolidated financial statements in this Annual Report on Form 10-K for a description of certain transactions and relationships with related parties.
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
We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our consolidated financial statements, which should be read in conjunction with the more complete discussion of our significant accounting policies are described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report on Form 10-K.

Recoverability of Real Estate and Infrastructure Assets
As described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and its eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. Assets held for sale are reported at the lower of the asset’s carrying amount or fair value, less cost to sell.
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
Acquisitions and Initial Consolidation of VIEs
We account for property acquisitions as asset acquisitions. We allocate the purchase price for asset acquisitions, which includes the capitalized transaction costs, and for the properties upon the initial consolidation of VIEs not determined to be a business, on a relative fair value basis to the tangible and intangible assets acquired and liabilities assumed based on their respective relative fair values. The fair values of assets acquired and liabilities assumed are estimated based on the price that would be received to sell an investment in an orderly transaction between marketplace participants at the measurement date consistent with the guidance in ASC 820, Fair Value Measurements (“ASC 820”). Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets and liabilities consist of above- and below-market lease values, above- and below-market solar agreements, and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience, developed using valuation techniques consistent with the guidance in ASC 820. There are risks and uncertainties involved in applying the principles related to purchase price allocations. The value allocated to land, as opposed to buildings, fixtures and tenant improvements, affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings, fixtures and tenant improvements. Intangible lease assets and liabilities can be significantly affected by estimates including market rent, lease terms including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions. We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar types of debt financing with similar maturities.
Fair Value Measurements
Investments in Unconsolidated Entities, at Fair Value — We have elected the fair value option for our other real estate related investments for which such election is permitted, as provided for under ASC 825, Financial Instruments (“ASC 825”). Electing the fair value option allows us to record changes in fair value in our consolidated statement of operations. The valuation of the Fund’s investments in unconsolidated entities are prepared by third-party valuation firms in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The fair values of investments are estimated based on the price that would be received to sell an investment in an orderly transaction between marketplace participants at the measurement date consistent with the guidance in ASC 820. Investments without a public market are valued based on applicable valuation techniques. Such valuation techniques include discounted cash flow analysis, applying market capitalization rates or earnings multiples to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, multiple valuation techniques are taken into consideration when measuring the fair value of an investment. However, in certain circumstances, a single valuation may be appropriate, such as during the development phase of the project, where the “Cost Method” may be most appropriate for construction in progress, with the “Comparative Sales Approach” applied to the value of the underlying land. Upon completion, the investment would typically be valued utilizing the discounted cash flow (“DCF”) and comparative sales approaches. Weighting of the appraisal methods represents an approximation of how marketplace participants would underwrite the investment in current market conditions as of the measurement date.

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
Redeemable Partners’ Capital — Redeemable limited partnership units are initially recorded as the contribution amount under redeemable partners’ capital in the consolidated balance sheets and is subsequently remeasured at the net asset value as determined in accordance with the Partnership Agreement. Net asset value is calculated as U.S. GAAP partners’ equity adjusted for the redemption value of our limited partnership units. The judgements involved in the valuation are the same as those described above in “investments in unconsolidated entities, at fair value.”
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
Estimates
Many of our accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. Any differences of opinion that arise as to assumptions and metrics utilized in the valuation are discussed and resolved through analysis and comparison to published benchmarks and reference to recent market transactions. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. The recent accounting changes that may potentially impact our business, if any, are described under “Recent Accounting Pronouncements” in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report on Form 10-K.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2024 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Remediation of Material Weakness
Management has concluded that the material weakness disclosed in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 has been remediated as of December 31, 2024, as described below.
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
In response to the identified material weakness, management has implemented a remediation plan to enhance its internal controls over financial reporting, which generally included an enhanced risk assessment, additional employees, training and implementation of additional control activities. Management has completed its documentation, testing and evaluation of the updated internal controls and determined that, as of December 31, 2024, these controls have now operated for a sufficient period of time and management has concluded, through testing of the design and operating effectiveness of the controls, that the controls are operating effectively. As such, management concluded that the previously identified material weakness has been remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended December 31, 2024.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
Directors and Officers of the Fund
The following table sets forth information with respect to those persons who serve as the officers of the General Partner of the Fund:

Name	Age	Position
David Thompson	61	Chief Financial Officer
Nathan D. DeBacker	45	Chief Accounting Officer
Jordan Dembo	46	Chief Administrative Officer

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
Insider Trading Policies and Procedures
There is no trading market for our Units. As such, the Fund has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of securities by directors, officers, employees and the Fund itself.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Beneficial Owners
The Fund is a Limited Partnership and, pursuant to the Partnership Agreement, CIM Opportunity Zone Fund GP, LLC serves as our General Partner. The address of the General Partner is: 4700 Wilshire Boulevard, Los Angeles, CA 90010. As of December 31, 2024, and through the date of this filing, there is no person, entity or group who is known by us to be the beneficial owner of more than 5% of the outstanding Units.
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
As of December 31, 2024, the General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner of the Fund, to receive the Incentive Allocation. The General Partner may, in its sole discretion, waive, reduce, calculate differently or defer allocation of all or a portion of the Incentive Allocation attributable to any capital account of any Limited Partner.
For the years ended December 31, 2024 and 2023, the total realized Incentive Allocation to the SLP were $7.9 million and $38.5 million, respectively. Pursuant to Section 5.07(a)(ii) of the Partnership Agreement and for the year ended December 31, 2023, the General Partner elected to have $6.4 million of the total realized incentive paid as an incentive fee, which is reflected in the statement of operations, and the remaining $32.1 million of the realized incentive was allocated to the SLP. For the year ended December 31, 2024, no amounts were elected to be paid as an incentive fee.
Management Fees
Pursuant to the Partnership Agreement and the Management Agreement, the Fund will pay to the Manager for investment management services in advance on a quarterly basis, management fees (the “Management Fees”) with respect to each Limited Partner.
Notwithstanding the foregoing, the Management Fee percentage rate applicable to Units subscribed for on or prior to June 30, 2019 was reduced by 25 basis points during the Lock-Up Period applicable to such Units. Additionally, the applicable Management Fee rate may vary based on the investor’s aggregate total commitments if designated in a side letter agreement with the investor's investment advisor. The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of December 31, 2024, multiplied by their proportionate share of NAV as of the beginning of the quarter.
For the year ended December 31, 2024, the weighted average quarterly NAV applicable for the management fee calculation was $2.1 billion and the weighted average annualized management fee rate was 1.82%.
For the years ended December 31, 2024 and 2023, the total Management Fees to the Fund were $38.0 million and $32.4 million, respectively.
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
For the years ended December 31, 2024 and 2023, the total property management fees incurred were $2.0 million and $144,000, respectively.
For the years ended December 31, 2024 and 2023, the total development fees and development-related allocable costs and expenses incurred were $25.5 million and $33.0 million, respectively, which are capitalized to the Fund’s respective investments.
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
Review Agents
MLE Consulting Review Agent
The General Partner has designated Marcie Edwards, on behalf of MLE Consulting Inc., as an independent representative of the Limited Partners for the purpose of consulting on matters giving rise to a conflict of interest (the “MLE Consulting Review Agent”). In each of the years ended December 31, 2024, and 2023, the Fund paid the MLE Consulting Review Agent an annual fee of $35,000 in exchange for the MLE Consulting Review Agent’s services. Upon the General Partner’s request, the MLE Consulting Review Agent has agreed to consult with the General Partner on matters giving rise to, or involving, a potential or actual conflict of interest. The Fund has agreed to reimburse the MLE Consulting Review Agent for certain of its reasonable out-of-pocket expenses. The MLE Consulting Review Agent is entitled to the benefit of certain indemnification and exculpation provisions, as described in the Partnership Agreement.
The conclusions of the MLE Consulting Review Agent, with respect to those matters presented for its consideration, will be conclusive and binding for the purposes of the Partnership Agreement.
If the General Partner designates a committee to act as a Review Agent, the General Partner will develop voting procedures for such Review Agent. The conclusions of a Review Agent, with respect to those matters presented for its consideration, will be conclusive and binding for the purposes of the Partnership Agreement. In December 2019, the General Partner designated Marcie Edwards, on behalf of MLE Consulting Inc.
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
For the year ended December 31, 2024 and 2023, the Fund engaged a Review Agent to review two and two transactions, respectively. For a description of the consummated transactions, see “—Consummated Affiliate Transactions and Purchases.”
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
The Fund may coinvest with other entities that are related parties of CIM. As of December 31, 2024, the Fund held investments with a total fair value of $697.4 million that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by PricewaterhouseCoopers LLP:

	Year Ended December 31,
	2024	2023
Audit fees (1)	$851,516	$396,750
Audit-related fees (2)	269,632	42,600
Tax fees	449,086	543,398
All other fees	—	—
Total	$1,570,234	$982,748
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
Financial Statement Schedules
Schedule I- CIM Opportunity Zone Fund GP, LLC Balance Sheet as of December 31, 2024 is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description
3.1
Certificate of Limited Partnership of CIM Opportunity Zone Fund, L.P. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10 filed with the SEC on June 16, 2023, File No. 000-56544)

3.2
Fifth Amended and Restated Agreement of Limited Partnership of CIM Opportunity Zone Fund, L.P., dated March 18, 2024 (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed with the SEC on April 22, 2024, File No. 000-56544)

4.1	Form of Subscription agreement (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 10 filed with the SEC on June 16, 2023, File No. 000-56544)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed with the SEC on April 22, 2024, File No. 000-56544)
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

CIM Opportunity Zone Fund, L.P.

Date:	March 31, 2025	By:	/s/ Nathan D. DeBacker

		Name:	Nathan D. DeBacker
		Title:	Chief Accounting Officer (Principal Financial Officer)

Date:	March 31, 2025	By:	/s/ David Thompson

		Name:	David Thompson
		Title:	Chief Financial Officer (Principal Executive Officer)

Report of Independent Registered Public Accounting Firm
To the Partners of CIM Opportunity Zone Fund, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Opportunity Zone Fund, L.P. and its subsidiaries (the “Fund”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of Changes in Partners’ Capital and Redeemable Partners’ Capital and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 31, 2025
We have served as the Fund’s auditor since 2019.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31, 2024	December 31, 2023
ASSETS
Land	$178,553	$170,472
Building and improvements	547,886	449,844
Solar facilities	854,078	842,911
Intangible assets	14,525	13,381
Real estate under development	291,436	168,174
Total investments in real estate	1,886,478	1,644,782
Accumulated depreciation and amortization	(79,927)	(25,213)
Total investments in real estate, net	1,806,551	1,619,569
Investments in unconsolidated entities, at fair value	119,127	148,219
Cash and cash equivalents	336,192	401,476
Restricted cash	4,450	2,091
Accounts receivable, net	32,572	22,300
Contributions receivable	55	971
Right of use asset	32,517	33,327
Property acquisition deposits	—	12,019
Prepaid expenses and other assets	4,168	22,507
Total Assets	$2,335,632	$2,262,479
LIABILITIES
Notes payable, at fair value	$295,464	$275,957
Accounts payable and accrued expenses	53,528	86,354
Prepaid rent and other liabilities	3,109	4,841
Lease liability	35,925	35,441
Intangible liabilities, net	31,111	34,564
Due to related party	2,553	7,504
Distributions payable	31	2,603
Total Liabilities	421,721	447,264
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE PARTNERS’ CAPITAL: 1,825,181 and 1,737,820 limited partnership units issued and outstanding as of December 31, 2024 and 2023	2,249,462	2,019,090
PARTNERS’ CAPITAL
GENERAL PARTNER: 553 and 543 limited partnership units issued and outstanding as of December 31, 2024 and 2023	882	866
Retained earnings (deficit)	(447,254)	(316,191)
Total partners’ capital excluding noncontrolling interests	(446,372)	(315,325)
Non-controlling interests	110,821	111,450
Total Partners’ Capital	(335,551)	(203,875)
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$2,335,632	$2,262,479
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2024	2023
Revenues:
Solar revenue	$148,786	$—
Rental and other property income	35,692	24,932
Total Revenues	184,478	24,932
Expenses:
Solar and property operating expense	44,151	9,442
Management fees to related party	38,027	32,366
Incentive fees to related party	—	6,378
Expense reimbursement to related parties	2,718	1,984
Interest expense and other	13,948	12,358
General and administrative expense	9,627	5,314
Depreciation and amortization expense, net	51,726	13,251
Real estate tax	4,990	4,988
Total Expenses	165,187	86,081
Other income (expense):
Interest income	9,783	7,534
Other income (expense)	2,923	(9,000)
Loss on investments in unconsolidated entities	(20,624)	(2,847)
Change in fair value of notes payable	(16,756)	(20,641)
Total other expense	(24,674)	(24,954)
Net loss	(5,383)	(86,103)
Net income (loss) attributable to non-controlling interests	1,201	(5,607)
Net loss attributable to CIM Opportunity Zone Fund, L.P.	$(6,584)	$(80,496)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2023	$1,656,821	$26,836	$956	$(44,974)	$109,040	$65,022
Fixed return decrease	(964)	(13)	—	—	—	—
Fixed return increase	977	—	—	—	—	—
Capital contributions	355,777	—	—	—	21,506	21,506
Distributions and redemptions	(203,929)	(7,161)	(65)	—	(13,489)	(13,554)
Realized incentive allocation	(32,149)	32,149	—	—	—	—
Net (loss) income	(79,942)	(529)	(25)	—	(5,607)	(5,632)
Change in fair value of redeemable Limited Partners' capital	268,306	2,911	—	(271,217)	—	(271,217)
Balance as of December 31, 2023	1,964,897	54,193	866	(316,191)	111,450	(203,875)
Fixed return decrease	(433)	(7)	—	—	—	—
Fixed return increase	440	—	—	—	—	—
Capital contributions	138,734	—	—	—	2,154	2,154
Distributions and redemptions	(295)	(32,530)	—	—	(3,984)	(3,984)
Realized incentive allocation	(7,871)	7,871	—	—	—	—
Net (loss) income	(7,246)	646	16	—	1,201	1,217
Change in fair value of redeemable Limited Partners' capital	130,328	735	—	(131,063)	—	(131,063)
Balance as of December 31, 2024	$2,218,554	$30,908	$882	$(447,254)	$110,821	$(335,551)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,383)	$(86,103)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, net	51,726	13,251
Straight-line rental income	(134)	(6,408)
Amortization of right-of-use asset	810	826
Loss on investments in unconsolidated entities	20,624	2,847
Change in fair value of notes payable	16,756	20,641
Return on investment in unconsolidated entities	3,836	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	17,042	1,536
Accounts payable and accrued expenses	(1,551)	18,866
Lease liabilities	484	466
Due to related party	(4,743)	(4,470)
Prepaid rent and other liabilities	(1,732)	4,617
Accounts receivable, net	(10,138)	(5,659)
Net Cash Provided by (Used In) Operating Activities	87,597	(39,590)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments in real estate	(9,799)	(10,082)
Additions to investments in real estate	(250,529)	(695,567)
Return of investment in unconsolidated entities	4,632	—
Monetization of investment tax credit	—	286,851
Payment of property acquisition deposits	—	(19)
Net Cash Used In Investing Activities	(255,696)	(418,817)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	141,804	376,371
Distributions and redemptions paid	(39,381)	(222,041)
Notes payable borrowing	10,442	40,691
Repayment of notes payable	(7,691)	(18,312)
Net Cash Provided by Financing Activities	105,174	176,709
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(62,925)	(281,698)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	403,567	685,265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$340,642	$403,567
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$336,192	$401,476
Restricted cash	4,450	2,091
Total cash and cash equivalents and restricted cash	$340,642	$403,567
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
As of December 31, 2024, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,084,983	$2,084,983	$—
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 8 of Regulation S-X.
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
December 31, 2024
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
Capitalized Project Costs — The Fund capitalizes project costs, including pre-construction costs, interest expense, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, or construction of a project, while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the years ended December 31, 2024 and 2023.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Notes Payable, at Fair Value — The Fund has elected the fair value option for its notes payable, and records the changes in fair value in the consolidated statements of operations. See Note 3 — Fair Value Measurements for further details on the assumptions used.
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $30.6 million and $61.9 million, respectively, as of December 31, 2024 and 2023.
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
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include lease commissions and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Upon successful lease execution, leasing commissions are capitalized.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Redeemable Partners’ Capital — Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment. As such, the redeemable limited partnership units are presented at the redemption amount in temporary equity under redeemable partners’ capital in the consolidated balance sheets. The redemption amount is initially recorded as the contribution amount and is subsequently remeasured at the net asset value as determined in accordance with the Partnership Agreement. Net asset value is calculated as U.S. GAAP partners’ equity adjusted for the redemption value of our limited partnership units. Increases or decreases in the value of limited partnership units will be reflected in retained earnings (deficit). The difference between the carrying amount and the redemption amount is reflected in change in fair value of redeemable limited partners’ capital in the consolidated statements of changes in partners’ capital and redeemable partners’ capital.
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
Solar Revenue Recognition — Solar revenue from contracts with customers is derived from the generation and sale of renewable electric energy and the environmental attributes and capacity attributes generated by or associated with the facility. Solar revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Fund follows a five-step process to recognize revenue under ASC 606: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation and 5) recognize revenue when the performance obligations are satisfied. The Fund has power purchase agreements where the power from the facility sells at real-time market prices and the associated Renewable Energy Credits (“RECs”) are sold at a fixed price. The performance obligations relating to the power purchase agreements are satisfied when the product is physically transferred over time based on the output method. For sales of standalone power and standalone RECs, the performance obligations are separately satisfied at a point in time upon title transfer.
The Fund’s solar projects exclusively sell into the California Independent System Operator market. During the year ended December 31, 2024, the Fund recognized solar revenues of $148.8 million, which is reflected on the consolidated statements of operations. As of December 31, 2024, solar revenue accrued was $14.9 million and is included in accounts receivable on the consolidated balance sheets. Revenues yet to be billed under the Fund’s solar contracts will vary based on the volume of electricity and associated products delivered and/or available.
The Fund evaluates whether any embedded leases exist in its solar contracts. A lease of a facility is deemed to exist when a single off-taker has the ability or right to operate the facility, control physical access, or is entitled to obtain substantially all output from the facility at a price that is neither contractually fixed per unit of output nor equal to the current market price per unit of output, including both electricity and RECs. As of December 31, 2024, the Fund did not identify any embedded leases in its solar contracts.
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as an other asset and a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which had an initial weighted average useful life of 26.7 years, as a reduction to depreciation and amortization expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset as other income (expense) in the consolidated statement of operations. To date, as of December 31, 2024, the Fund’s investments have generated an ITC of approximately $334.8 million that was recorded at an estimated market value of $308.1 million. The Fund sold the ITC during the year ended December 31, 2023, and during the year ended December 31, 2024, the Fund recognized an additional $2.9 million gain included in other income in the consolidated statements of operations, which represents the difference between the sales proceeds and the initial estimated market value.
During the year ended December 31, 2024, amortization of the ITC was $14.4 million and is reflected as a reduction to depreciation and amortization expense, net in the consolidated statements of operations. The remaining unamortized balance of $289.7 million as of December 31, 2024 will be amortized over the remaining useful life of the solar facilities.
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
Income Taxes — The Fund intends to operate in a manner that will allow it to qualify as a partnership for U.S. federal income tax purposes. Generally, an entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Accordingly, the Fund does not record a provision for U.S. federal, state, or local income taxes because the partners report their share of the Fund’s income or loss on their income tax returns. If the Fund fails to qualify as a partnership for U.S. federal income tax purposes in any taxable year, and if the Fund is not entitled to relief under the Code for an inadvertent termination of its partnership status, the Fund will be subject to federal and state income tax on its taxable income at regular corporate income tax rates. The Fund is subject to tax examinations for state and U.S. federal purposes since 2020.
The Fund currently qualifies as a QOF commencing with its taxable year ended December 31, 2020 under Section 1400Z-2 of the Code. If, in future periods, the Fund does not satisfy the requirements to be a QOF, it may be subject to penalty taxes as provided under the Code (unless it is eligible for a reasonable-cause exception).
ASC 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether tax positions are “more-likely-than-

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period.
Reportable Segments — The Fund’s real estate investments consist of infrastructure and real estate assets located within qualified opportunity zones. During the year ended December 31, 2024 and as a result of the Fund’s solar assets being placed into service, the chief operating decision makers realigned how they review and manage the business and determined that it has two reportable segments.
Infrastructure — Engages primarily in investing in infrastructure, through entities that acquire, own, develop or re-develop and operate infrastructure assets in Opportunity Zones, with the objective of generating returns from capital appreciation and operating income once development of these assets is complete. The Fund’s infrastructure assets consist of solar energy projects located in California.
Real estate — Engages primarily in investing in real estate, through entities that acquire, own, develop or re-develop and operate real estate assets in Opportunity Zones, with the objective of generating returns from capital appreciation and operating income once development of these assets is complete. The Fund’s properties are geographically diversified throughout the United States and have similar economic characteristics.
See Note 12 — Segment Reporting for a further discussion regarding these segments.
Recent Accounting Pronouncements — In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Adoption of the standard has resulted in incremental disclosures, which are included within Note 12 — Segment Reporting.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Notes payable — The fair value of notes payable is determined by a third-party appraiser who discounts the difference between contract and market debt service cash flows using market interest. The third-party appraiser also considers multiple valuation techniques (e.g., par, prepayment penalty) and applies a reconciliation among relevant methods. The fair value analysis is updated quarterly and reviewed by senior management. The market rate is determined by giving consideration to one or more of the following criteria, as appropriate: (i) interest rates for loan of comparable quality and maturity and (ii) the value of the underlying collateral. The fair value of the Fund’s Convertible Note, as defined in Note 7 — Debt reflects the value that would be applicable if converted, which is tied to the value of the underlying solar project. Such valuation is prepared by third-party valuation firms, consistent with the Fund’s investments in unconsolidated entities as described above. The Fund’s notes payable are classified within Level 3 of the fair value hierarchy.
Other financial instruments — The Fund considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, other liabilities, due to related party and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2024 and 2023, are as follows (in thousands):

Description	Total Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$119,127	$—	$—	$119,127
Notes payable	$295,464	$—	$—	$295,464

Description	Total Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$148,219	$—	$—	$148,219
Notes payable	$275,957	$—	$—	$275,957
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024:

Investment	Fair Value (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$119,127	Sales comparison		Value per acre	$35,000
		Blended approach		Discounted cash flow weighting	60%
				Cost approach weighting	40%
		Discounted cash flow		Discount rate	5.5% - 7.5%
					(5.9%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
Debt
Notes Payable	$295,464	Net present value		Market interest rate	6.3% - 8.0%
					(7.4%)
		Discounted cash flow	(1)	Discount rate	7.8%
				Investment tax credit rate	30%
				Investment tax credit eligibility	95.0%
				Economic useful life	40 years
___________________
(1)Represents the valuation techniques and unobservable inputs for the underlying value of the solar project that the respective notes payable value is tied to.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the year ended December 31, 2024 and 2023 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2023	$151,066	$232,937
Notes payable borrowing	—	40,691
Repayment of notes payable	—	(18,312)
Unrealized loss on investments in unconsolidated entities	(2,847)	—
Change in fair value of notes payable	—	20,641
Ending balance, December 31, 2023	$148,219	$275,957
Notes payable borrowing	—	10,442
Repayment of notes payable	—	(7,691)
Return of investment in unconsolidated entities	(4,632)	—
Return on investment in unconsolidated entities	(3,836)	—
Unrealized loss on investments in unconsolidated entities	(20,624)	—
Change in fair value of notes payable	—	16,756
Ending balance, December 31, 2024	$119,127	$295,464
4. INVESTMENTS IN REAL ESTATE
2024 Transactions — During the year ended December 31, 2024, the Fund acquired an interest in three properties under development for an aggregate purchase price of $9.8 million (the “2024 Property Acquisitions”), which were accounted for as asset acquisitions and includes $25,000 of acquisition-related expenses that were capitalized. The following table summarizes the 2024 Property Acquisitions (dollar amounts in thousands):

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Multifamily — Los Angeles, CA	99%	March 26, 2024	$5,001
Multifamily — Los Angeles, CA	99%	March 26, 2024	$3,103
Retail — Los Angeles, CA	99%	May 13, 2024	$1,695
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

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Retail — Los Angeles, CA	99%	March 1, 2023	$7,022
Multifamily — Los Angeles, CA	99%	March 15, 2023	$13,542
Multifamily — Los Angeles, CA	99%	March 30, 2023	$19,903
Office — Los Angeles, CA	99%	April 20, 2023	$4,342
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
December 31, 2024
___________________
(1)The amortization period for acquired intangible assets is 5.1 years for 2023 Property Acquisitions.

Consolidated Joint Ventures — The Fund’s consolidated joint ventures, as described below, are variable interest entities and the Fund has been determined to be the primary beneficiary.
As of December 31, 2024, the Fund had a 62% interest in a joint venture (the “Dallas Consolidated Joint Venture”) with total assets of $333.5 million, which included $280.6 million of real estate assets, net of accumulated depreciation and amortization of $23.2 million, and total liabilities of $184.5 million, including debt outstanding of $140.9 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of December 31, 2024, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with total assets of $122.8 million, which included $117.2 million of real estate assets, net of accumulated depreciation and amortization of $13.5 million, and total liabilities of $67.1 million, including debt outstanding of $65.3 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
5. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands, except weighted average life remaining):

	As of December 31,
	2024	2023
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $3,233 and $1,997, respectively (with a weighted average life remaining of 8.8 and 9.3 years, respectively)	$11,292	$11,384
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $3,889 and $436, respectively (with a weighted average life remaining of 9.0 years and 10.0 years, respectively)	$31,111	$34,564
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization expense, net, in the accompanying consolidated statements of operations.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
In-place lease and other intangible amortization	$1,236	$1,222
Below-market REC agreement amortization	$3,453	$436
As of December 31, 2024, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Below-Market REC Agreement
2025	$1,254	$3,457
2026	1,302	3,457
2027	1,312	3,457
2028	1,311	3,457
2029	1,307	3,457
Thereafter	4,806	13,826
Total	$11,292	$31,111
6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollars in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	December 31, 2024	December 31, 2023
Solar — Lemoore, CA	25%	December 13, 2019	$99,374	$134,637
Solar — Lemoore, CA	15%	December 13, 2019	19,753	13,582
Total investments in unconsolidated entities			$119,127	$148,219
The Fund’s investments in unconsolidated entities includes debt of $7.0 million and $10.4 million, respectively, as of December 31, 2024 and 2023. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.
7. DEBT
The following table summarizes the notes payable balances as of December 31, 2024 and 2023, and the debt activity for the year ended December 31, 2024 (in thousands):

		During the Year Ended December 31, 2024
	December 31, 2023	Borrowings & Assumptions	Repayments	Fair Value Adjustment	December 31, 2024
Notes Payable:
Fixed rate notes payable	$146,000	$—	$—	$—	$146,000
Variable rate notes payable	133,725	10,442	(3,228)	—	140,939
Total notes payable	279,725	10,442	(3,228)	—	286,939
Fair value adjustment	(3,768)	—	(4,463)	16,756	8,525
Total notes payable, at fair value	$275,957	$10,442	$(7,691)	$16,756	$295,464
As of December 31, 2024, the aggregate outstanding principal balance of the Fund’s notes payable was $286.9 million and the fair value was $295.5 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
with which the Fund was in compliance as of December 31, 2024. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 3 — Fair Value Measurements.
Fixed Rate Notes Payable
As of December 31, 2024, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. As of December 31, 2024, the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”). Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment. Payments under the Convertible Note will be made on each date that the Fund makes a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
Variable Rate Notes Payable
As of December 31, 2024, the Fund had a $140.9 million variable rate note payable with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85%, with monthly payments of interest only, maturing on April 24, 2025. The variable rate note payable has a 24-month extension option, subject to certain terms being met, that the Fund intends to exercise.
As of December 31, 2024, the weighted average interest rate of the Fund’s variable rate notes payable was 7.40%.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to December 31, 2024 (in thousands):

Year Ending December 31,	Principal Repayments
2025	$140,939
2026	—
2027	—
2028	—
2029	—
Thereafter	146,000
Total	$286,939
8. PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $440,000 and $977,000, respectively, for the year ended December 31, 2024 and 2023, which are included in the statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease. As of December 31, 2024, the Fund had $55,000 of contributions receivable in the consolidated balance sheets.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. As of December 31, 2024, the Fund had $31,000 of distributions payable in the consolidated balance sheets.
Redeemable Partners’ Capital
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to incentive allocation without notice to the Limited Partners at any time in their discretion. During the years ended December 31, 2024 and 2023, the Fund redeemed units totaling $295,000 and $286,000, respectively.
9. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of December 31, 2024, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through December 31, 2024, the Fund has incurred incentive fees and allocation totaling $67.9 million and no amounts were unrealized as of December 31, 2024.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Management Fees:
Management fees	$38,027	$32,366
Administration and other reimbursable expenses:
Expense reimbursement to related parties	$2,718	$1,984
Incentive allocation (1)	$7,871	$38,527
Organizational costs (2)	$39	$116
Development fees and allocable costs and expenses (3)	$25,456	$32,978
Property management fees (4)	$1,996	$144
______________________
(1)During the year ended December 31, 2024 and December 31, 2023, realized Incentive Allocation to SLP was $7.9 million and $38.5 million, respectively. Pursuant to Section 5.07(a)(ii) of the Partnership Agreement and for the year ended December 31, 2023, the General Partner elected to have $6.4 million of the total realized incentive paid as an incentive fee, which is reflected in the statement of operations, and the remaining $32.1 million of realized incentive was allocated to the SLP. During the year ended December 31, 2024, no amounts were elected to be paid as an incentive fee.
(2)Organizational costs are included in general and administrative expenses in the consolidated statements of operations.
(3)Represents development fees and development-related Allocable Costs and Expenses, as well as Leasing Brokerage Fees and Multifamily Residential Sales Fees incurred by the Fund’s consolidated investments. Depending on the stage of development, some of these amounts have been capitalized to real estate under development in the consolidated balance sheets. Does not include $80,000 and $86,000, respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the year ended December 31, 2024 and 2023.
(4)Property management fees are expensed to property operating expense in the statement of operations.
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Management fees	$199	$574
Incentive allocation	$—	$6,378
Administration and other reimbursable expenses	$2,354	$552

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Related Party Transactions
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been purchased by the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of December 31, 2024, the Fund held investments with a total fair value of $697.4 million that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into agreements with certain unconsolidated entities and other CIM affiliated entities from time to time. During the year ended December 31, 2024 the Fund incurred $8.5 million in fees for transmission services to one of its unconsolidated entities, which is reflected in solar and property operating expense within the statements of operations. Additionally, the Fund has a master power purchase and sale agreement with a CIM affiliate for an index plus contract with bundled RECs at a fixed price of $3.40 per megawatt-hour (MWh) with no volume minimums. The Fund, acting as agent of the affiliate, collects revenues related to REC sales from the power purchase and sale agreement counterparty and remits the difference between the current bundled REC price with the power purchase and sale agreement counterparty and the fixed price under the affiliated PPA. During the year ended December 31, 2024 the Fund remitted $25.9 million to the CIM related vehicle, which is reflected as a reduction of solar revenue in the statements of operations.
10. COMMITMENTS AND CONTINGENCIES
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
11. LEASES
Future minimum rental revenue under long-term operating leases as of December 31, 2024, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Year Ending December 31,	Future Minimum Rental Income
2025	$20,180
2026	22,890
2027	23,736
2028	24,090
2029	24,520
Thereafter	105,124
Total	$220,540
Rental and other property income during the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Fixed rental and other property income (1)	$28,392	$21,034
Variable rental and other property income (2)	7,300	3,898
Total rental and other property income	$35,692	$24,932
__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term and is net of uncollectible lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 94 years, for which a right of use (“ROU”) asset of $32.5 million and $33.3 million and a lease liability of $35.9 million and $35.4 million was recorded as of December 31, 2024 and 2023, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $2.0 million of ground lease expense during both the years ended December 31, 2024 and 2023 of which $800,000 was paid in cash during the period in which it was recognized. As of December 31, 2024, the Fund’s scheduled future minimum rental payments related to its operating ground lease is approximately $800,000 annually for 2025 through 2029, and $196.2 million thereafter through the maturity date of the lease in December 2118.
12. SEGMENT REPORTING
During the year ended December 31, 2024 and as a result of the Fund’s solar assets being placed into service, the chief operating decision makers determined that the Fund has two reportable segments: Real Estate and Infrastructure. The change in reportable segments has been reflected retrospectively in the tables below. Corporate/other represents all corporate level and unallocated items and includes the Fund’s other asset management activities and expenses. The Fund’s chief operating decision maker (“CODM”) is the Fund’s senior management team, which includes officers of the General Partner of the Fund: the Chief Financial Officer, Chief Accounting Officer, and Chief Administrative Officer.
The CODM evaluates performance and allocates resources based on segment net income (loss). There are no other significant segment expenses that would require disclosure other than those included in the segment reporting tables below. The CODM uses segment net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing. Asset information by segment is not reported or provided to the CODM because the CODM does not use this measure to assess performance.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following tables present segment reporting for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$148,786	$—	$148,786
Rental and other property income	35,692	—	—	35,692
Total revenues	35,692	148,786	—	184,478
Expenses:
Solar and property operating expense	11,250	32,901	—	44,151
Management fees to related party	—	—	38,027	38,027
Expense reimbursement to related parties	—	—	2,718	2,718
Interest expense and other	13,632	190	126	13,948
General and administrative expense	2,011	2,568	5,048	9,627
Depreciation and amortization expense, net	14,788	36,938	—	51,726
Real estate tax	4,837	153	—	4,990
Total expenses	46,518	72,750	45,919	165,187
Other income (expense):
Interest income	7,761	777	1,245	9,783
Other income	—	2,923	—	2,923
Loss on investments in unconsolidated entities	—	(20,624)	—	(20,624)
Change in fair value of notes payable	(913)	(15,843)	—	(16,756)
Total other income (expense)	6,848	(32,767)	1,245	(24,674)
Net (loss) income	(3,978)	43,269	(44,674)	(5,383)
Net (loss) income attributable to non-controlling interests	(3,381)	4,582	—	1,201
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(597)	$38,687	$(44,674)	$(6,584)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	Year Ended December 31, 2023
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Rental and other property income	$24,932	$—	$—	$24,932
Total revenues	24,932	—	—	24,932
Expenses:
Solar and property operating expense	8,555	887	—	9,442
Management fees to related party	—	—	32,366	32,366
Incentive fees to related party	—	—	6,378	6,378
Expense reimbursement to related parties	—	—	1,984	1,984
Interest expense and other	12,178	114	66	12,358
General and administrative expense	1,873	202	3,239	5,314
Depreciation and amortization expense, net	12,399	852	—	13,251
Real estate tax	4,988	—	—	4,988
Total expenses	39,993	2,055	44,033	86,081
Other income (expense):
Interest income	6,781	453	300	7,534
Other expense	—	(9,000)	—	(9,000)
Loss on investments in unconsolidated entities	—	(2,847)	—	(2,847)
Change in fair value of notes payable	486	(21,127)	—	(20,641)
Total other (expense) income	7,267	(32,521)	300	(24,954)
Net loss	(7,794)	(34,576)	(43,733)	(86,103)
Net loss attributable to non-controlling interests	(4,351)	(1,256)	—	(5,607)
Net loss attributable to CIM Opportunity Zone Fund, L.P.	$(3,443)	$(33,320)	$(43,733)	$(80,496)
Major Customers
The following table presents revenues from certain customers during the year ended December 31, 2024 and 2023 that individually exceeded 10% of total consolidated revenues (in thousands):

	Year Ended December 31,
	2024	2023
Solar customer #1	$97,832	$—
Solar customer #2	$36,015	$—
Real estate customer #1	$24,318	$14,148

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$31	$2,603
Contributions receivable	$55	$971
Accrued capital expenditures	$30,629	$62,112
Reclassification of property acquisition deposits to investments	$12,019	$34,727
Holdback on monetization of investment tax credit	$—	$17,237
Supplemental Cash Flow Disclosures:
Interest Paid	$13,597	$11,825
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to December 31, 2024:
The Fund accepted additional capital commitments of approximately $7.9 million.

CIM OPPORTUNITY ZONE FUND GP, LLC

Balance Sheet and Independent Auditors’ Report
December 31, 2024
CIM OPPORTUNITY ZONE FUND GP, LLC

December 31, 2024

Report of Independent Auditors
To the Member of CIM Opportunity Zone Fund GP, LLC
Opinion
We have audited the accompanying balance sheet of CIM Opportunity Zone Fund GP, LLC (the “Company”) as of December 31, 2024, including the related notes (referred to as the “balance sheet”).
In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of the Company as of December 31, 2024 in accordance with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 31, 2025

CIM OPPORTUNITY ZONE FUND GP, LLC
BALANCE SHEET

December 31, 2024
ASSETS
Investment in Fund	$551,529
Investment in Fund Assets	6,034,831

Total Assets	$6,586,360
LIABILITIES
Accounts payable	3,000
Total Liabilities	3,000
Commitments and contingencies (Note 3)
MEMBER’S CAPITAL
Member’s Capital	6,583,360
Total Liabilities and Member’s Capital	$6,586,360
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
As of December 31, 2024, the Company determined its investment in the Fund to be a variable interest. Additionally, the Company was not determined to be the primary beneficiary due to its inability to exert significant influence and that its obligations as a general partner do not absorb losses or receive benefits of the fund that could potentially be significant. Therefore, the Company’s investments are accounted for as equity method investments as further described below.
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
Income Taxes
The Company is a limited liability company with all federal and state income tax liabilities and/or benefits of the Company being passed through to the member. As such, no recognition of federal or state income taxes for the Company or its subsidiaries that are organized as limited liability companies have been provided for in the balance sheet and no provision for income taxes is included in the balance sheet. Any uncertain tax position taken by the Member is not an uncertain position of the Company.
ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. No such items existed in 2024.
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
During the year ended December 31, 2023, the Fund incurred a $9.0 million expense related to a dispute with a previous customer over a solar contract. Certain subsidiaries of the Fund are currently seeking to recover this expense from the previous customer in litigation. On April 24, 2024, the previous customer filed its own claims against certain subsidiaries of the Fund along with affiliates of CIM, seeking more than $200 million (without specifying or explaining the basis of the alleged damages) from all defendants in the aggregate. The litigation is in process and the outcome cannot be estimated or predicted at this time. CIM and the other affiliated defendants deny the previous customer’s allegations and will continue to pursue their claim against the previous customer. As it relates to the Fund specifically, while no outcome can be guaranteed, management does not believe that the outcome will be material to the Fund.
Other than as described above, the Fund and the Company are not currently involved in any material pending or threatened legal proceedings nor, to our knowledge, are any material legal proceedings currently threatened against us, other than routine litigation arising in the ordinary course of business.
The Company is subject to various environmental laws of federal, state, and local governments. Compliance with these laws has not had a material adverse effect on the balance sheet, and management does not believe it will have such an impact in the future.
4.Subsequent Events
Subsequent Events
Management evaluated transactions and events occurring subsequent to December 31, 2024, noting no material transactions or events in the subsequent period requiring disclosure or recognition in the balance sheet.