Form 10-Q
period 2025-03-31
CIM Opportunity Zone Fund, L.P.
filed 2025-05-15
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2025, there were 1,828,203 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Land	$178,553	$178,553
Building and improvements	549,181	547,886
Solar facilities	742,109	854,078
Intangible assets	14,557	14,525
Real estate under development	360,192	291,436
Total investments in real estate	1,844,592	1,886,478
Accumulated depreciation and amortization	(81,517)	(79,927)
Total investments in real estate, net	1,763,075	1,806,551
Investments in unconsolidated entities, at fair value	118,575	119,127
Cash and cash equivalents	271,551	336,192
Restricted cash	30,272	4,450
Accounts receivable, net	31,031	32,572
Contributions receivable	53	55
Due from related party	221	—
Net investment in lease	218,959	—
Right of use asset	32,318	32,517
Prepaid expenses and other assets	7,532	4,168
Total Assets	$2,473,587	$2,335,632
LIABILITIES
Notes payable, at fair value	$295,343	$295,464
Accounts payable and accrued expenses	73,991	53,528
Prepaid rent and other liabilities	5,066	3,109
Lease liability	36,049	35,925
Intangible liabilities, net	30,247	31,111
Due to related party	11,765	2,553
Distributions payable	31	31
Advance capital contributions	400	—
Total Liabilities	452,892	421,721
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE PARTNERS’ CAPITAL: 1,827,647 and 1,825,181 limited partnership units issued and outstanding as of March 31, 2025 and December 31, 2024	2,259,862	2,249,462
PARTNERS’ CAPITAL
GENERAL PARTNER: 556 and 553 limited partnership units issued and outstanding as of March 31, 2025 and December 31, 2024	931	882
Retained earnings (deficit)	(365,243)	(447,254)
Total partners’ capital excluding noncontrolling interests	(364,312)	(446,372)
Non-controlling interests	125,145	110,821
Total Partners’ Capital	(239,167)	(335,551)
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$2,473,587	$2,335,632
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Solar revenue	$12,489	$27,239
Rental and other property income	9,174	8,784
Total Revenues	21,663	36,023
Expenses:
Solar and property operating expense	9,578	8,766
Management fees to related party	10,225	9,084
Expense reimbursement to related parties	1,097	819
Interest expense and other	3,106	3,439
General and administrative expense	2,515	2,976
Depreciation and amortization expense, net	10,167	12,583
Real estate tax	1,362	1,325
Total Expenses	38,050	38,992
Other income (expense):
Other income	—	2,923
Interest income	4,317	2,709
Realized gain on net investment in lease	117,364	—
(Loss) gain on investments in unconsolidated entities	(607)	5,280
Change in fair value of notes payable	(536)	(1,794)
Total other income (expense)	120,538	9,118
Net income	104,151	6,149
Net income (loss) attributable to non-controlling interests	14,284	(861)
Net income attributable to CIM Opportunity Zone Fund, L.P.	$89,867	$7,010
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2025	$2,218,554	$30,908	$882	$(447,254)	$110,821	$(335,551)
Fixed return decrease	(41)	—	—	—	—	—
Fixed return increase	41	—	—	—	—	—
Capital contributions	10,917	—	—	—	40	40
Distributions and redemptions	—	(8,324)	—	—	—	—
Net income (loss)	88,376	1,442	49	—	14,284	14,333
Change in fair value of redeemable Limited Partners’ capital	(81,210)	(801)	—	82,011	—	82,011
Balance as of March 31, 2025	$2,236,637	$23,225	$931	$(365,243)	$125,145	$(239,167)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2024	$1,964,897	$54,193	$866	$(316,191)	$111,450	$(203,875)
Fixed return decrease	(116)	(3)	—	—	—	—
Fixed return increase	119	—	—	—	—	—
Capital contributions	25,570	—	—	—	1,715	1,715
Distributions and redemptions	—	(32,530)	—	—	—	—
Net income (loss)	6,530	472	8	—	(861)	(853)
Change in fair value of redeemable Limited Partners’ capital	8,062	246	—	(8,308)	—	(8,308)
Balance as of March 31, 2024	$2,005,062	$22,378	$874	$(324,499)	$112,304	$(211,321)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,151	$6,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization, net	10,167	12,583
Straight-line rental income	51	(149)
Amortization of right-of-use asset	199	186
Realized gain on net investment in lease	(117,364)	—
Loss (gain) on investments in unconsolidated entities	607	(5,280)
Change in fair value of notes payable	536	1,794
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,348)	(7,867)
Accounts payable and accrued expenses	4,181	(8,936)
Lease liabilities	124	120
Due to related party	1,096	(482)
Due from related party	(221)	—
Lease receivable	1,134	—
Prepaid rent and other liabilities	1,957	5,833
Accounts receivable, net	1,490	(22,417)
Net Cash Provided by (Used In) Operating Activities	3,760	(18,466)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments in real estate	—	(8,104)
Additions to investments in real estate	(53,281)	(26,264)
Net Cash Used In Investing Activities	(53,281)	(34,368)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	11,359	28,245
Distributions and redemptions paid	—	(2,570)
Notes payable borrowing	—	4,228
Repayment of notes payable	(657)	(1,266)
Net Cash Provided by Financing Activities	10,702	28,637
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(38,819)	(24,197)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	340,642	403,567
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$301,823	$379,370
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$271,551	$376,885
Restricted cash	30,272	2,485
Total cash and cash equivalents and restricted cash	$301,823	$379,370
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)

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
As of March 31, 2025, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,095,900	$2,095,900	$—
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with U.S. GAAP. Interim results are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto of CIM Opportunity Zone Fund, L.P. for the fiscal year ended December 31, 2024.
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
March 31, 2025 (Unaudited)
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
Investments in Real Estate and Infrastructure — Investments in real estate and infrastructure are stated at cost, less accumulated depreciation and amortization. The Fund considers the period of future benefit of each respective asset to determine the appropriate useful life. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets and liabilities	Lease term
Solar batteries	20 years
Solar assets	35 years
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three months ended March 31, 2025 and 2024.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $46.9 million and $30.6 million, respectively, as of March 31, 2025 and December 31, 2024.
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties owned by third parties.
Leases — The Fund classifies contractual lease agreements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842, Leases. For sales-type leases, the Fund derecognizes the leased asset and recognizes a net investment in lease on the consolidated balance sheets. The net investment in lease is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. The Fund evaluates its net investment in lease for impairment under the current expected credit loss standard, as further described below. Interest income is recognized under the effective interest method in the consolidated statements of operations. The effective interest method produces a constant yield on the sales-type lease receivable over the term of the lease. The Fund identified a sales-type lease in a power purchase agreement entered into during the three months ended March 31, 2025 and recognized a gain on net

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
investment in lease of $117.4 million in the consolidated statements of operations. See Note 11 — Leases for further details on the Fund’s sales-type lease.
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
Current Expected Credit Losses — Current expected credit losses (“CECL”) required under ASC 326, Financial Instruments - Credit Losses (“ASC 326”), reflects the Fund’s current estimate of potential credit losses related to the Company’s net investment in lease included in the consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Fund’s consolidated statements of operations. While ASC 326 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan.
For the Fund’s net investment in lease, the Fund uses a probability of default and loss given default method using a comparable data set. The Fund only expects to charge-off impairment losses as a reduction to current expected credit losses and as a reduction to the respective financial instrument balance if and when such amounts are deemed non-recoverable. Non-recoverability may also be concluded if, in the Fund’s determination, it is nearly certain that all amounts due will not be collected. During the three months ended March 31, 2025, the Fund did not record any current expected credit losses on its net investment in lease.
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
Revenue Recognition and Operating Lease-Related Receivables — Rental and other property income is primarily derived from fixed contractual payments from operating leases, and therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Fund acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations. The Fund defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
The Fund continually reviews whether collection of operating lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants is probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Fund will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of operating lease-related receivables is based on the best information available at the time of estimate. The Fund does not use a general reserve approach and operating lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
Solar Revenue Recognition — Solar revenue from contracts with customers is derived from the generation and sale of renewable electric energy and the environmental attributes and capacity attributes generated by the facility or associated with a battery energy storage system (“BESS”) at the facility’s site. Solar revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Fund follows a five-step process to recognize revenue under ASC 606: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation and 5) recognize revenue when the performance obligations are satisfied. The Fund has power purchase agreements where the power from the facility and the associated Renewable Energy Credits (“RECs”) are sold at real-time market prices or a fixed price. The performance obligations relating to the power purchase agreements are satisfied when the product is physically transferred over time based on the output method. The Fund has power purchase agreements where the capacity attributes from the BESS are sold at a fixed price. For a BESS that is not considered to be under a lease, the performance obligations related to the capacity attributes are satisfied over time based on the output method.
During the three months ended March 31, 2025 and 2024, the Fund recognized solar revenues of $12.5 million and $27.2 million, respectively, which is reflected on the consolidated statements of operations. As of March 31, 2025 and December 31, 2024, solar revenue accrued was $13.6 million and $14.9 million, respectively, and is included in accounts receivable, net on the consolidated balance sheets. Revenues yet to be billed under the Fund’s solar contracts will vary based on the volume of electricity and associated products delivered and/or available.
The Fund evaluates whether any embedded leases exist in its solar contracts. A lease of a facility or BESS is deemed to exist when a single off-taker has the ability or right to operate the facility or BESS, control physical access, or is entitled to obtain substantially all output from the facility or BESS at a price that is neither contractually fixed per unit of output nor equal to the current market price per unit of output, including electricity, RECs, and capacity attributes. During the three months ended March 31, 2025, the Fund identified an embedded lease in its solar contracts, as further described under “Leases”.
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as an other asset and a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which had an initial weighted average useful life of 26.7 years, as a reduction to depreciation and amortization expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset as other income in the consolidated statement of operations. To date, as of March 31, 2025, the Fund’s investments have generated an ITC of approximately $334.8 million that was recorded at an estimated market value of $308.1 million. The Fund sold the ITC during the year ended December 31, 2023, and during the three months ended March 31, 2024, the Fund recognized an additional $2.9 million gain included in other income in the consolidated statements of operations, which represents the difference between the sales proceeds and the initial estimated market value. No additional gains were recognized during the three months ended March 31, 2025.
During the three months ended March 31, 2025 and 2024, amortization of the ITC was $2.4 million and $3.7 million, respectively, and is reflected as a reduction to depreciation and amortization expense, net in the consolidated statements of operations. The remaining unamortized balance as of March 31, 2025 and December 31, 2024 was $247.6 million and $289.7 million, respectively. The balance will be amortized over the remaining useful life of the solar facilities.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
Reportable Segments — The Fund’s real estate investments consist of infrastructure and real estate assets located within qualified opportunity zones. The Fund’s segment information reflects how the chief operating decision makers review information for operational decision-making purposes. The Fund has two reportable segments:
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
See Note 12 — Segment Reporting for a further discussion regarding these segments.
Recent Accounting Pronouncements — In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. The Fund is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements and disclosures.
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
March 31, 2025 (Unaudited)
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, are as follows (in thousands):

Description	Total Fair Value as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$118,575	$—	$—	$118,575
Notes payable	$295,343	$—	$—	$295,343

Description	Total Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$119,127	$—	$—	$119,127
Notes payable	$295,464	$—	$—	$295,464

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2025:

Investment	Fair Value as of March 31, 2025 (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$118,575	Sales comparison		Value per acre	$26,000
		Discounted cash flow		Discount rate	5.8% - 9.0%
					(6.6%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
Debt
Notes Payable	$295,343	Net present value		Market interest rate	6.0% - 7.3%
					(6.9%)
		Discounted cash flow	(1)	Discount rate	7.8%
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	95.0%
				Economic useful life	40 years
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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024:

Investment	Fair Value as of December 31, 2024 (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$119,127	Sales comparison		Value per acre	$35,000
		Blended approach		Discounted cash flow weighting	60.0%
				Cost approach weighting	40.0%
		Discounted cash flow		Discount rate	5.5% - 7.5%
					(5.9%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
Debt
Notes Payable	$295,464	Net present value		Market interest rate	6.3% - 8.0%
					(7.4%)
		Discounted cash flow	(1)	Discount rate	7.8%
				Investment tax credit rate	30%
				Investment tax credit eligibility	95.0%
				Economic useful life	40 years
___________________
(1)Represents the valuation techniques and unobservable inputs for the underlying value of the solar project that the respective notes payable value is tied to.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the three months ended March 31, 2025 and 2024 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2025	$119,127	$295,464
Repayment of notes payable	—	(657)
Purchase of/additions to investments	55	—
Unrealized loss on investments in unconsolidated entities	(607)	—
Change in fair value of notes payable	—	536
Ending balance, March 31, 2025	$118,575	$295,343

Beginning balance, January 1, 2024	$148,219	$275,957
Notes payable borrowing	—	4,228
Repayment of notes payable	—	(1,266)
Unrealized gain on investments in unconsolidated entities	5,280	—
Change in fair value of notes payable	—	1,794
Ending balance, March 31, 2024	$153,499	$280,713
4. INVESTMENTS IN REAL ESTATE
2025 Transactions — During the three months ended March 31, 2025, the Fund did not acquire any new properties.
2024 Transactions — During the three months ended March 31, 2024, the Fund acquired an interest in two properties for an aggregate purchase price of $8.1 million (the “2024 Property Acquisitions”), which were accounted for as asset acquisitions and includes $6,000 of acquisition-related expenses that were capitalized. The following table summarizes the 2024 Property Acquisitions (dollar amounts in thousands):

Real Estate Investment	Ownership	Acquisition Date	Purchase Price
Multifamily — Los Angeles, CA	99%	March 26, 2024	$5,001
Multifamily — Los Angeles, CA	99%	March 26, 2024	$3,103
The results of operations of the properties the Fund acquired have been included in the consolidated statements of operations from the dates of acquisition. The following table summarizes the purchase price allocation for the 2024 Property Acquisitions (in thousands):

2024 Property Acquisitions
Land	$6,412
Building and improvements	1,692
Total purchase price	$8,104

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)

Consolidated Joint Ventures — The Fund’s consolidated joint ventures, as described below, are variable interest entities and the Fund has been determined to be the primary beneficiary.
As of March 31, 2025 and December 31, 2024, the Fund had a 62% interest in a joint venture (the “Dallas Consolidated Joint Venture”). As of March 31, 2025, the Dallas Consolidated Joint Venture had total assets of $328.8 million, which included $278.0 million of real estate assets, net of accumulated depreciation and amortization of $25.7 million, and total liabilities of $181.3 million, including debt outstanding of $140.3 million. As of December 31, 2024, the Dallas Consolidated Joint Venture had total assets of $333.5 million, which included $280.6 million of real estate assets, net of accumulated depreciation and amortization of $23.2 million, and total liabilities of $184.5 million, including debt outstanding of $140.9 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of March 31, 2025 and December 31, 2024, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) As of March 31, 2025, the Washington D.C. Consolidated Joint Venture had total assets of $123.3 million, which included $116.5 million of real estate assets, net of accumulated depreciation and amortization of $14.5 million, and total liabilities of $68.0 million, including debt outstanding of $65.3 million. As of December 31, 2024, the Washington D.C. Consolidated Joint Venture had total assets of $122.8 million, which included $117.2 million of real estate assets, net of accumulated depreciation and amortization of $13.5 million, and total liabilities of $67.1 million, including debt outstanding of $65.3 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
5. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands, except weighted average life remaining):

	March 31, 2025	December 31, 2024
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $3,551 and $3,233, respectively (with a weighted average life remaining of 8.5 years and 8.8 years, respectively)	$11,006	$11,292
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $4,753 and $3,889, respectively (with a weighted average life remaining of 8.8 years and 9.0 years, respectively)	$30,247	$31,111
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization expense, net, in the accompanying consolidated statements of operations.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
In-place lease and other intangible amortization	$319	$306
Below-market REC agreement amortization	$864	$871
As of March 31, 2025, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Below-Market REC Agreement
Remainder of 2025	$941	$2,593
2026	1,306	3,457
2027	1,316	3,457
2028	1,314	3,457
2029	1,314	3,457
Thereafter	4,815	13,826
Total	$11,006	$30,247

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollars in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	March 31, 2025	December 31, 2024
Solar — Lemoore, CA	25%	December 13, 2019	$95,031	$99,374
Solar — Lemoore, CA	15%	December 13, 2019	23,544	19,753
Total investments in unconsolidated entities			$118,575	$119,127
The Fund’s investments in unconsolidated entities includes debt of $7.0 million as of both March 31, 2025 and December 31, 2024. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.
7. DEBT
The following table summarizes the notes payable balances as of March 31, 2025 and December 31, 2024, and the debt activity for the three months ended March 31, 2025 (in thousands):

		During the Three Months Ended March 31, 2025
	December 31, 2024	Borrowings & Assumptions	Repayments	Fair Value Adjustment	March 31, 2025
Notes Payable:
Fixed rate notes payable	$146,000	$—	$—	$—	$146,000
Variable rate notes payable	140,939	—	(657)	—	140,282
Total notes payable	286,939	—	(657)	—	286,282
Fair value adjustment	8,525	—	—	536	9,061
Total notes payable, at fair value	$295,464	$—	$(657)	$536	$295,343
As of March 31, 2025, the aggregate outstanding principal balance of the Fund’s notes payable was $286.3 million and the fair value was $295.3 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
with which the Fund was in compliance as of March 31, 2025. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 3 — Fair Value Measurements.
Fixed Rate Notes Payable
As of March 31, 2025, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. As of March 31, 2025, the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”). Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment. Payments under the Convertible Note will be made on each date that the Fund makes a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
Variable Rate Notes Payable
As of March 31, 2025, the Fund had a $140.3 million variable rate note payable related to the Dallas Consolidated Joint Venture with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85%, with monthly payments of interest only, initially maturing on April 24, 2025. Subsequent to March 31, 2025, the Fund entered into an amendment to the loan agreement that extended the initial maturity date to May 23, 2025. The variable rate note payable has a 24-month extension option, subject to certain terms being met, that the Fund intends to exercise.
As of March 31, 2025, the weighted average interest rate of the Fund’s variable rate notes payable was 7.17%.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to March 31, 2025 (in thousands):

Principal Repayments
Remainder of 2025	$140,282
2026	—
2027	—
2028	—
2029	—
Thereafter	146,000
Total	$286,282
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $41,000 and $119,000 for the three months ended March 31, 2025 and 2024, respectively, which are included in the statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
fixed return decrease. As of March 31, 2025, the Fund had $53,000 of contributions receivable and $400,000 of advance capital contributions in the consolidated balance sheets.
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. As of March 31, 2025, the Fund had $31,000 of distributions payable in the consolidated balance sheets.
Redeemable Partners’ Capital
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to incentive allocation without notice to the Limited Partners at any time in their discretion. There were no redemptions during the three months ended March 31, 2025 or 2024.
9. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of March 31, 2025, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through March 31, 2025, the Fund has incurred incentive fees and allocation totaling $68.3 million and no amounts were unrealized as of March 31, 2025.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Management Fees:
Management fees	$10,225	$9,084
Administration and other reimbursable expenses:
Expense reimbursement to related parties	$1,097	$819
Organizational costs (1)	$2	$38
Development fees and allocable costs and expenses (2)	$6,390	$4,268
Property management fees (3)	$640	$224
______________________
(1)Organizational costs are included in general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and development-related Allocable Costs and Expenses, as well as Leasing Brokerage Fees and Multifamily Residential Sales Fees incurred by the Fund’s consolidated investments. Depending on the stage of development, some of these amounts have been capitalized to real estate under development in the consolidated balance sheets. Does not include $25,000 and $3,000, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the three months ended March 31, 2025 and 2024, respectively.
(3)Property management fees are expensed to property operating expense in the statement of operations.

Due to Related Parties
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Management fees	$94	$199
Incentive allocation	$8,324	$—
Administration and other reimbursable expenses	$3,347	$2,354
Due from Related Parties
As of March 31, 2025, $221,000 was due from related parties related to amounts received by CIM affiliated entities which were due to the Fund. No amounts were due from related parties as of December 31, 2024.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
Related Party Transactions
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been purchased by the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of March 31, 2025, the Fund held investments with a total fair value of $717.9 million that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into agreements with certain unconsolidated entities and other CIM affiliated entities from time to time. During the three months ended March 31, 2025 the Fund incurred $1.0 million in fees for transmission services to one of its unconsolidated entities, which is reflected in solar and property operating expense within the statements of operations. Additionally, the Fund has a master power purchase and sale agreement with a CIM affiliate for an index plus contract with bundled RECs at a fixed price of $3.40 per megawatt-hour (MWh) with no volume minimums. The Fund, acting as agent of the affiliate, collects revenues related to REC sales from the power purchase and sale agreement counterparty and remits the difference between the current bundled REC price with the power purchase and sale agreement counterparty and the fixed price under the affiliated PPA. During the three months ended March 31, 2025 the Fund remitted $4.9 million to the CIM related vehicle, which is reflected as a reduction of solar revenue in the statements of operations.
10. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business.
As previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024, the Fund incurred a $9.0 million expense related to a dispute with a previous customer over a solar contract. Certain subsidiaries of the Fund are currently seeking to recover this expense from the previous customer in litigation. On April 24, 2024, the previous customer filed its own claims against certain subsidiaries of the Fund along with affiliates of CIM, seeking more than $200 million (without specifying or explaining the basis of the alleged damages) from all defendants in the aggregate. The litigation is in process and the outcome cannot be estimated or predicted at this time. CIM and the other affiliated defendants deny the previous customer’s allegations and will continue to pursue their claim against the previous customer. As it relates to the Fund specifically, while no outcome can be guaranteed, management does not believe that the outcome will be material to the Fund.
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
11. LEASES
Operating Leases
Future minimum rental revenue under long-term operating leases as of March 31, 2025, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)

Future Minimum Rental Income
Remainder of 2025	$15,217
2026	22,978
2027	23,826
2028	24,183
2029	24,616
Thereafter	107,306
Total	$218,126
Rental and other property income related to the Fund’s operating leases during the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed rental and other property income (1)	$7,292	$7,053
Variable rental and other property income (2)	1,882	1,731
Total rental and other property income	$9,174	$8,784
__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term and is net of uncollectible lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
Sales-Type Leases
During the three months ended March 31, 2025, the Fund identified a sales-type lease in a power purchase agreement. At the commencement of the lease, the Fund derecognized the leased asset, which consisted of $102.7 million of the Fund’s solar facilities and recognized an initial net investment in lease of $220.1 million, which included a lease receivable of $184.7 million and the unguaranteed residual value of $35.4 million.
The remaining maturities of the Fund’s net investment in lease is as follows as of March 31, 2025 (in thousands):

Sales-type lease
Remainder of 2025	$16,853
2026	22,462
2027	22,457
2028	22,448
2029	22,439
Thereafter	225,673
Total lease payments	332,332
Less: Unearned interest income	(149,324)
Sales-type lease receivable	183,008
Unguaranteed residual asset	35,951
Net investment in lease	$218,959

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
The following presents the impact to the consolidated statements of operations related to the Fund’s sales-type leases during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Realized gain on net investment in lease	$117,364	$—
Interest income on sales-type leases	2,611	—
Total sales-type lease income	$119,975	$—
Ground Leases
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 93.75 years, for which a right of use (“ROU”) asset of $32.3 million and $32.5 million and a lease liability of $36.0 million and $35.9 million was recorded as of March 31, 2025 and December 31, 2024, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 of ground lease expense during both the three months ended March 31, 2025 and 2024, of which $200,000 was paid in cash during the respective periods in which it was recognized. As of March 31, 2025, the Fund’s scheduled future minimum rental payments related to its operating ground lease is approximately $600,000 for the remainder of 2025, $800,000 annually for 2026 through 2030, and $195.3 million thereafter through the maturity date of the lease in December 2118.
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
The following tables present segment reporting for the three months ended March 31, 2025 and 2024 (in thousands):

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)

	Three Months Ended March 31, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$12,489	$—	$12,489
Rental and other property income	9,174	—	—	9,174
Total revenues	9,174	12,489	—	21,663
Expenses:
Solar and property operating expense	3,154	6,424	—	9,578
Management fees to related party	—	—	10,225	10,225
Expense reimbursement to related parties	—	—	1,097	1,097
Interest expense and other	3,078	—	28	3,106
General and administrative expense	334	1,123	1,058	2,515
Depreciation and amortization expense, net	4,222	5,945	—	10,167
Real estate tax	1,284	78	—	1,362
Total expenses	12,072	13,570	12,408	38,050
Other income (expense):
Interest income	809	2,834	674	4,317
Realized gain on net investment in lease	—	117,364	—	117,364
Loss on investments in unconsolidated entities	—	(607)	—	(607)
Change in fair value of notes payable	(692)	156	—	(536)
Total other income (expense)	117	119,747	674	120,538
Net (loss) income	(2,781)	118,666	(11,734)	104,151
Net (loss) income attributable to non-controlling interests	(780)	15,064	—	14,284
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(2,001)	$103,602	$(11,734)	$89,867

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)

	Three Months Ended March 31, 2024
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$27,239	$—	$27,239
Rental and other property income	8,784	—	—	8,784
Total revenues	8,784	27,239	—	36,023
Expenses:
Solar and property operating expense	2,478	6,288	—	8,766
Management fees to related party	—	—	9,084	9,084
Expense reimbursement to related parties	—	—	819	819
Interest expense and other	3,375	11	53	3,439
General and administrative expense	312	250	2,414	2,976
Depreciation and amortization expense, net	3,232	9,351	—	12,583
Real estate tax	1,277	48	—	1,325
Total expenses	10,674	15,948	12,370	38,992
Other income (expense):
Other income	—	2,923	—	2,923
Interest income	2,459	158	92	2,709
Gain on investments in unconsolidated entities	—	5,280	—	5,280
Change in fair value of notes payable	(396)	(1,398)	—	(1,794)
Total other income (expense)	2,063	6,963	92	9,118
Net income (loss)	173	18,254	(12,278)	6,149
Net (loss) income attributable to non-controlling interests	(1,419)	558	—	(861)
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$1,592	$17,696	$(12,278)	$7,010
Major Customers
The following table presents revenues from certain customers during the three months ended March 31, 2025 and 2024 that individually exceeded 10% of total consolidated revenues (in thousands):

	Three Months Ended March 31,
	2025	2024
Solar customer #1	$4,811	$9,378
Solar customer #2	$3,630	$16,176
Solar customer #3	$3,518	$—
Real estate customer #1	$6,092	$5,884

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$31	$32,563
Contributions receivable	$53	$211
Accrued capital expenditures	$46,911	$58,131
Reclassification of property acquisition deposits to investments	$—	$12,019
Supplemental Cash Flow Disclosures:
Interest Paid	$3,088	$3,338
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to March 31, 2025:
The Fund accepted additional capital commitments of approximately $4.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Opportunity Zone Fund, L.P.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Portfolio Information
As of March 31, 2025, we had investments in 22 assets, including investments in unconsolidated entities, with a carrying value of $1.9 billion. During the three months ended March 31, 2025, we did not acquire ownership interests in any additional properties.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as inflation and heightened interest rates and the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.
The following table provides summary information about our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Solar revenue	$12,489	$27,239	$(14,750)
Rental and other property income	9,174	8,784	390
Total Revenues	21,663	36,023	(14,360)
Solar and property operating expense	9,578	8,766	812
Management fees to related party	10,225	9,084	1,141
Expense reimbursement to related parties	1,097	819	278
Interest expense and other	3,106	3,439	(333)
General and administrative expense	2,515	2,976	(461)
Depreciation and amortization expense, net	10,167	12,583	(2,416)
Real estate tax	1,362	1,325	37
Total Expenses	38,050	38,992	(942)
Other income	—	2,923	(2,923)
Interest income	4,317	2,709	1,608
Realized gain on net investment in lease	117,364	—	117,364
(Loss) gain on investments in unconsolidated entities	(607)	5,280	(5,887)
Change in fair value of notes payable	(536)	(1,794)	1,258
Total other income (expense)	120,538	9,118	111,420
Net income	104,151	6,149	98,002
Net income (loss) attributable to non-controlling interests	14,284	(861)	15,145
Net income attributable to CIM Opportunity Zone Fund, L.P.	$89,867	$7,010	$82,857
Solar revenue
The decrease in solar income of $14.8 million during the three months ended March 31, 2025, compared to the same period in 2024 was due to the Fund entering into power purchase agreements with lower overall fixed rates during three months ended March 31, 2025, partially due to the longer-term nature of the contracts, as compared to the agreements in place during three months ended March 31, 2024. In addition, we have separately recognized a realized gain on net investment in lease related to a new power purchase agreement, as further described below.
Rental and other property income
The increase in rental and other property income of $390,000 during the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to three of our Los Angeles properties being placed in service during the fourth quarter of 2024, which resulted in increased rental income and tenant reimbursements.
Solar and property operating expense
The increase in solar and property operating expense of $812,000 during the three months ended March 31, 2025, compared to the same period in 2024 was due to recognizing a full period of expenses for two properties acquired at the end of the first quarter of 2024, and one property acquired subsequent to March 31, 2024.
Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $1.1 million during the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to an increase in NAV driven by additional capital raised. From March 31, 2024 to March 31, 2025 the Fund accepted an additional $124.1 million in capital contributions.

Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $278,000 during the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to the increased assets at March 31, 2025 compared to March 31, 2024. With an increase in total assets, the scale of operations and the complexity of managing the assets also increases. This increase in scale generally leads to higher expense reimbursements, as more services performed by the Manager are required.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The decrease in interest expense and other of $333,000 during the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to payments made on our notes payable during the period, along with decreased interest rates subsequent to March 31, 2024.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The decrease in general and administrative expenses of $461,000 during the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to decreased professional fees during the three months ended March 31, 2025.
Depreciation and amortization expense, net
The decrease in depreciation and amortization expense, net of $2.4 million during the three months ended March 31, 2025, compared to the same period in 2024 was primarily due a decrease in depreciation expense on the Fund’s solar assets as a result of a change in estimate, applied prospectively, to the estimated useful lives of the assets subsequent to March 31, 2024.
Real estate tax
Real estate tax during the three months ended March 31, 2025 remained relatively consistent compared to the same period in 2024.
Other income
Other income was $2.9 million for the three months ended March 31, 2024, while no other income was recorded during the three months ended March 31, 2025. Other income during the three months ended March 31, 2024 included a $2.9 million gain recognized on the ITC, which was generated and sold during the fourth quarter of 2023, as further described in Note 2 — Summary of Significant Accounting Policies.
Interest income
Interest income consists of amounts received on interest-bearing accounts.
The increase in interest income of $1.6 million during the three months ended March 31, 2025, compared to the same periods in 2024 was primarily due to $2.6 million in interest income on a sales-type lease entered into during the three months ended March 31, 2025. The increase was partially offset by lower balances in our interest-bearing accounts during the three months ended March 31, 2025.
Realized gain on net investment in lease
Realized gain on net investment in lease was $117.4 million during the three months ended March 31, 2025 resulting from a sales-type lease in a power purchase agreement that was entered into during the three months ended March 31, 2025. No such gain was recorded during the three months ended March 31, 2024.

(Loss) gain on investments in unconsolidated entities
(Loss) gain on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
The loss on investments in unconsolidated entities was $607,000 for the three months ended March 31, 2025 as compared to a gain on investments in unconsolidated entities of $5.3 million for the same period in 2024. The change was due to a decrease in the valuation from market conditions of the portfolio assets held by the unconsolidated entities.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The change in fair value of notes payable was $536,000 during the three months ended March 31, 2025, compared to $1.8 million for the same period in 2024. The change was primarily attributable to the change in valuation of our solar asset subsequent to March 31, 2024, which directly decreases the fair value of the Fund’s $75.0 million Convertible Note, as further described in Note 3 — Fair Value Measurements and Note 7 — Debt.
Net income (loss) attributable to non-controlling interests
The change in net income (loss) attributable to non-controlling interests was due to net income allocated to the non-controlling interest holder of $14.3 million during the three months ended March 31, 2025, compared to a net loss allocated to the non-controlling interest holder of $861,000 during the same period in 2024.
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
We expect to obtain the liquidity and capital resources that we need over the short and long-term from cash on hand, the proceeds of our private offerings and from any undistributed funds from operations. For additional detail regarding our private offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Use of Proceeds from Registered Sales of Securities” in the Fund’s Annual Report 10-K for the year ended December 31, 2024.
We currently anticipate that our available capital resources, including the proceeds from our private offering and the proceeds from any financing arrangements we may enter into, when combined with cash flow generated from our operating assets, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.
Contractual Obligations
As of March 31, 2025, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $286.3 million and fair value of $295.3 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of March 31, 2025.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net Cash Provided by (Used In) Operating Activities	$3,760	$(18,466)
Net Cash Used In Investing Activities	(53,281)	(34,368)
Net Cash Provided by Financing Activities	10,702	28,637
Net Change In Cash And Cash Equivalents And Restricted Cash	$(38,819)	$(24,197)
As of March 31, 2025 and 2024, cash and cash equivalents and restricted cash totaled $301.8 million and $379.4 million, respectively.
Net cash provided by operating activities for the three months ended March 31, 2025 was $3.8 million, compared to net cash used in operating activities of $18.5 million during the three months ended March 31, 2024. Cash flows used in operating activities for both the three months ended March 31, 2025 and 2024 primarily relates to the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. These outflows were offset by cash flows provided by operating activities, which includes rental and solar income received and interest income received on our cash-bearing accounts during the period.
Cash flows used in investing activities for both the three months ended March 31, 2025 and 2024 primarily relates to acquisitions and additions to our investments.
Cash flows provided by financing activities for the three months ended March 31, 2025 and 2024 primarily relates to proceeds from capital contributions and proceeds from notes payable borrowings, offset by distributions paid.
Related Parties
See “Note 9 — Management Fees, Incentive Allocation and Other Related-Party Transactions” for a description of certain transactions and relationships with related parties.
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
We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our consolidated financial statements, which should be read in conjunction with the more complete discussion of our significant accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. We consider our critical accounting policies to be the following:

•Recoverability of Real Estate and Infrastructure Assets;
•Acquisitions and Initial Consolidation of VIEs; and
•Fair Value Measurements.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2024 and related notes thereto.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2025 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. For a description of our pending legal proceedings refer to the information set forth in Note 10 — Commitments and Contingencies to the consolidated financial statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of March 31, 2025, we have sold 1,888,334 units resulting in gross offering proceeds of approximately $2.1 billion. The following table represents units sold during the three months ended March 31, 2025 and 2024:

Quarter Ended	Number of Units	Amount
March 31, 2024	21,992.16	$25,570,000
June 30, 2024	25,607.15	$29,978,010
September 30, 2024	49,787.35	$60,077,644
December 31, 2024	19,150.46	$23,108,578
March 31, 2025	8,858.41	$10,917,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended March 31, 2025.

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
Date: May 15, 2025