Form 10-Q
period 2025-06-30
CIM Opportunity Zone Fund, L.P.
filed 2025-08-13
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2025, there were 1,841,660 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Land	$178,553	$178,553
Building and improvements	550,205	547,886
Solar facilities	742,326	854,078
Intangible assets	14,608	14,525
Real estate under development	408,507	291,436
Total investments in real estate	1,894,199	1,886,478
Accumulated depreciation and amortization	(91,973)	(79,927)
Total investments in real estate, net	1,802,226	1,806,551
Investments in unconsolidated entities, at fair value	120,103	119,127
Cash and cash equivalents	205,091	336,192
Restricted cash	31,378	4,450
Accounts receivable, net	34,452	32,572
Contributions receivable	57	55
Due from related party	221	—
Net investment in lease	218,934	—
Right of use asset	32,119	32,517
Prepaid expenses and other assets	6,233	4,168
Total Assets	$2,450,814	$2,335,632
LIABILITIES
Notes payable, at fair value	$277,589	$295,464
Accounts payable and accrued expenses	70,742	53,528
Prepaid rent and other liabilities	1,865	3,109
Lease liability	36,174	35,925
Intangible liabilities, net	29,383	31,111
Due to related party	3,963	2,553
Distributions payable	31	31
Advance capital contributions	300	—
Total Liabilities	420,047	421,721
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE PARTNERS’ CAPITAL: 1,841,102 and 1,825,181 limited partnership units issued and outstanding as of June 30, 2025 and December 31, 2024	2,284,666	2,249,462
PARTNERS’ CAPITAL
GENERAL PARTNER: 558 and 553 limited partnership units issued and outstanding as of June 30, 2025 and December 31, 2024	937	882
Retained earnings (deficit)	(372,737)	(447,254)
Total partners’ capital excluding noncontrolling interests	(371,800)	(446,372)
Non-controlling interests	117,901	110,821
Total Partners’ Capital	(253,899)	(335,551)
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$2,450,814	$2,335,632
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Solar revenue	$16,147	$38,216	$28,636	$65,455
Rental and other property income	9,013	9,175	18,187	17,959
Total Revenues	25,160	47,391	46,823	83,414
Expenses:
Solar and property operating expense	8,700	10,861	18,278	19,627
Management fees to related party	10,310	9,252	20,535	18,336
Expense reimbursement to related parties	683	771	1,780	1,590
Interest expense and other	3,075	3,525	6,181	6,964
General and administrative expense	2,259	190	4,774	3,166
Depreciation and amortization expense, net	9,593	11,982	19,760	24,565
Real estate tax	1,441	1,341	2,803	2,666
Total Expenses	36,061	37,922	74,111	76,914
Other income (expense):
Other income	2,682	—	2,682	2,923
Interest income	7,074	2,481	11,391	5,190
Realized gain on net investment in lease	—	—	117,364	—
Gain on investments in unconsolidated entities	2,229	2,709	1,622	7,989
Change in fair value of notes payable	(2)	(5,216)	(538)	(7,010)
Total other income (expense)	11,983	(26)	132,521	9,092
Net income	1,082	9,443	105,233	15,592
Net income attributable to non-controlling interests	445	920	14,729	59
Net income attributable to CIM Opportunity Zone Fund, L.P.	$637	$8,523	$90,504	$15,533
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2025	$2,218,554	$30,908	$882	$(447,254)	$110,821	$(335,551)
Fixed return decrease	(41)	—	—	—	—	—
Fixed return increase	41	—	—	—	—	—
Capital contributions	10,917	—	—	—	40	40
Distributions and redemptions	—	(8,324)	—	—	—	—
Net income	88,376	1,442	49	—	14,284	14,333
Change in fair value of redeemable Limited Partners’ capital	(81,210)	(801)	—	82,011	—	82,011
Balance as of March 31, 2025	$2,236,637	$23,225	$931	$(365,243)	$125,145	$(239,167)
Fixed return decrease	(55)	(1)	—	—	—	—
Fixed return increase	56	—	—	—	—	—
Capital contributions	10,879	—	—	—	1,396	1,396
Epic Merger	6,148	—	—	—	(8,821)	(8,821)
Distributions and redemptions	(348)	—	—	—	(264)	(264)
Net income	521	110	6	—	445	451
Change in fair value of redeemable Limited Partners’ capital	7,408	86	—	(7,494)	—	(7,494)
Balance as of June 30, 2025	$2,261,246	$23,420	$937	$(372,737)	$117,901	$(253,899)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2024	$1,964,897	$54,193	$866	$(316,191)	$111,450	$(203,875)
Fixed return decrease	(116)	(3)	—	—	—	—
Fixed return increase	119	—	—	—	—	—
Capital contributions	25,570	—	—	—	1,715	1,715
Distributions and redemptions	—	(32,530)	—	—	—	—
Net income (loss)	6,530	472	8	—	(861)	(853)
Change in fair value of redeemable Limited Partners’ capital	8,062	246	—	(8,308)	—	(8,308)
Balance as of March 31, 2024	$2,005,062	$22,378	$874	$(324,499)	$112,304	$(211,321)
Fixed return decrease	(74)	(1)	—	—	—	—
Fixed return increase	75	—	—	—	—	—
Capital contributions	29,978	—	—	—	547	547
Distributions	—	—	—	—	(15)	(15)
Net change in unrealized incentive allocation	(14,845)	14,845	—	—	—	—
Net income	8,327	187	9	—	920	929
Change in fair value of redeemable Limited Partners’ capital	53,113	531	—	(53,644)	—	(53,644)
Balance as of June 30, 2024	$2,081,636	$37,940	$883	$(378,143)	$113,756	$(263,504)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105,233	$15,592
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization, net	19,760	24,565
Straight-line rent	215	(127)
Amortization of right-of-use asset	398	407
Gain on Epic Merger	(2,673)	—
Amortization of deferred financing costs	44	—
Realized gain on net investment in lease	(117,364)	—
Gain on investments in unconsolidated entities	(1,622)	(7,989)
Change in fair value of notes payable	538	7,010
Return on investment in unconsolidated entities	709	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,049)	13,097
Accounts payable and accrued expenses	(1,960)	(4,712)
Lease liabilities	249	240
Due to related party	1,410	(6,742)
Due from related party	(221)	—
Lease receivable	1,134	—
Prepaid rent and other liabilities	(1,244)	(1,112)
Accounts receivable, net	(2,095)	(25,202)
Net Cash (Used In) Provided by Operating Activities	(538)	15,027
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments in real estate	—	(9,799)
Additions to investments in real estate	(99,772)	(107,609)
Net Cash Used In Investing Activities	(99,772)	(117,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	23,530	58,665
Distributions and redemptions paid	(8,936)	(35,115)
Notes payable borrowing	—	10,442
Repayment of notes payable	(17,557)	(1,912)
Deferred financing costs paid	(900)	—
Net Cash (Used In) Provided by Financing Activities	(3,863)	32,080
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(104,173)	(70,301)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	340,642	403,567
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$236,469	$333,266
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$205,091	$329,793
Restricted cash	31,378	3,473
Total cash and cash equivalents and restricted cash	$236,469	$333,266
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)

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
The general partner of the Fund is CIM Opportunity Zone Fund GP, LLC, a Delaware limited liability company (the “General Partner”), and an affiliate of CIM Group, LLC (together with its controlled affiliates, “CIM”). One or more affiliates of CIM acts as the manager of the Fund (the “Manager”). The Fund also has limited partners (the “Limited Partners”), affiliated limited partners (the “Affiliated Limited Partners”) and, together with the General Partner, (the “Partners”).
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
As of June 30, 2025, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,112,927	$2,112,927	$—
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
June 30, 2025 (Unaudited)
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three and six months ended June 30, 2025 and 2024.
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
June 30, 2025 (Unaudited)
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
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $49.8 million and $30.6 million, respectively, as of June 30, 2025 and December 31, 2024.
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties owned by third parties.
Leases — The Fund classifies contractual lease agreements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842, Leases. For sales-type leases, the Fund derecognizes the leased asset and recognizes a net investment in lease on the consolidated balance sheets. The net investment in lease is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. The Fund evaluates its net investment in lease for impairment under the current expected credit loss standard, as further described below. Interest income is recognized under the effective interest method in the consolidated statements of operations. The effective interest method produces a constant yield on the sales-type lease receivable over the term of the lease. The Fund identified a sales-type lease in a power purchase agreement entered into during the six months ended June 30, 2025 and recognized a gain on net investment

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
in lease of $117.4 million in the consolidated statements of operations. See Note 11 — Leases for further details on the Fund’s sales-type lease.
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
For the Fund’s net investment in lease, the Fund uses a probability of default and loss given default method using a comparable data set. The Fund only expects to charge-off impairment losses as a reduction to current expected credit losses and as a reduction to the respective financial instrument balance if and when such amounts are deemed non-recoverable. Non-recoverability may also be concluded if, in the Fund’s determination, it is nearly certain that all amounts due will not be collected. During the three and six months ended June 30, 2025, the Fund did not record any current expected credit losses on its net investment in lease.
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
June 30, 2025 (Unaudited)
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
During the three and six months ended June 30, 2025, the Fund recognized solar revenues of $16.1 million and $28.6 million, respectively, and during the three and six months ended June 30, 2024, the Fund recognized solar revenues of $38.2 million and $65.5 million, respectively, which is reflected on the consolidated statements of operations. As of June 30, 2025 and December 31, 2024, solar revenue accrued was $24.1 million and $14.9 million, respectively, and is included in accounts receivable, net on the consolidated balance sheets. Revenues yet to be billed under the Fund’s solar contracts will vary based on the volume of electricity and associated products delivered and/or available.
The Fund evaluates whether any embedded leases exist in its solar contracts. A lease of a facility or BESS is deemed to exist when a single off-taker has the ability or right to operate the facility or BESS, control physical access, or is entitled to obtain substantially all output from the facility or BESS at a price that is neither contractually fixed per unit of output nor equal to the current market price per unit of output, including electricity, RECs, and capacity attributes. During the six months ended June 30, 2025, the Fund identified an embedded lease in its solar contracts, as further described under “Leases”.
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as an other asset and a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which had an initial weighted average useful life of 26.7 years, as a reduction to depreciation and amortization expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset as other income in the consolidated statement of operations. To date, as of June 30, 2025, the Fund’s investments have generated an ITC of approximately $334.8 million that was recorded at an estimated market value of $308.1 million. The Fund sold the ITC during the year ended December 31, 2023, and during the six months ended June 30, 2024, the Fund recognized an additional $2.9 million gain included in other income in the consolidated statements of operations, which represents the difference between the sales proceeds and the initial estimated market value. No additional gains were recognized during the six months ended June 30, 2025.
During the three and six months ended June 30, 2025, amortization of the ITC was $2.2 million and $4.6 million, respectively, and during the three and six months ended June 30, 2024, amortization of the ITC was $3.6 million and $7.3 million, respectively, and is reflected as a reduction to depreciation and amortization expense, net in the consolidated statements of operations. The remaining unamortized balance as of June 30, 2025 and December 31, 2024 was $245.3 million and $289.7 million, respectively. The balance will be amortized over the remaining useful life of the solar facilities.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
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
June 30, 2025 (Unaudited)
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
June 30, 2025 (Unaudited)
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, are as follows (in thousands):

Description	Total Fair Value as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$120,103	$—	$—	$120,103
Notes payable	$277,589	$—	$—	$277,589

Description	Total Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$119,127	$—	$—	$119,127
Notes payable	$295,464	$—	$—	$295,464

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2025:

Investment	Fair Value as of June 30, 2025 (in thousands)	Valuation Techniques		Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$120,103	Sales comparison		Value per acre	$26,000
		Discounted cash flow		Discount rate	5.8% - 9.0%
					(6.3%)
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	94.9%
				Economic useful life	35 years
Debt
Notes Payable	$277,589	Net present value		Market interest rate	6.3% - 7.3%
					(6.9%)
		Discounted cash flow	(1)	Discount rate	7.8%
				Investment tax credit rate	30.0%
				Investment tax credit eligibility	95.0%
				Economic useful life	40 years
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
June 30, 2025 (Unaudited)
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
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2025 and 2024 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2025	$119,127	$295,464
Repayment of notes payable	—	(17,557)
Return on investment in unconsolidated entities	(709)	—
Purchase of/additions to investments	63	—
Deferred financing costs paid	—	(900)
Amortization of deferred financing costs	—	44
Unrealized gain on investments in unconsolidated entities	1,622	—
Change in fair value of notes payable	—	538
Ending balance, June 30, 2025	$120,103	$277,589

Beginning balance, January 1, 2024	$148,219	$275,957
Notes payable borrowing	—	10,442
Repayment of notes payable	—	(1,912)
Unrealized gain on investments in unconsolidated entities	7,989	—
Change in fair value of notes payable	—	7,010
Ending balance, June 30, 2024	$156,208	$291,497
4. INVESTMENTS IN REAL ESTATE
2025 Transactions — During the six months ended June 30, 2025, the Fund did not acquire any new properties.
2024 Transactions — During the six months ended June 30, 2024, the Fund acquired an interest in three properties for an aggregate purchase price of $9.8 million (the “2024 Property Acquisitions”), which were accounted for as asset acquisitions and includes $25,000 of acquisition-related expenses that were capitalized. The following table summarizes the 2024 Property Acquisitions (dollar amounts in thousands):

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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)

2024 Property Acquisitions
Land	$7,768
Building and improvements	2,031
Total purchase price	$9,799

Consolidated Joint Ventures — The Fund’s consolidated joint ventures, as described below, are variable interest entities and the Fund has been determined to be the primary beneficiary.
As of June 30, 2025 and December 31, 2024, the Fund had a 70% and 62% interest, respectively, in a joint venture (the “Dallas Consolidated Joint Venture”). See Note 9 — Management Fees, Incentive Allocation and Other Related-Party Transactions for a further description of the Fund’s increased interest during the six months ended June 30, 2025. As of June 30, 2025, the Dallas Consolidated Joint Venture had total assets of $326.1 million, which included $275.4 million of real estate assets, net of accumulated depreciation and amortization of $28.3 million, and total liabilities of $165.0 million, including debt outstanding of $125.6 million. As of December 31, 2024, the Dallas Consolidated Joint Venture had total assets of $333.5 million, which included $280.6 million of real estate assets, net of accumulated depreciation and amortization of $23.2 million, and total liabilities of $184.5 million, including debt outstanding of $140.9 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of June 30, 2025 and December 31, 2024, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) As of June 30, 2025, the Washington D.C. Consolidated Joint Venture had total assets of $123.0 million, which included $115.7 million of real estate assets, net of accumulated depreciation and amortization of $15.4 million, and total liabilities of $68.3 million, including debt outstanding of $65.6 million. As of December 31, 2024, the Washington D.C. Consolidated Joint Venture had total assets of $122.8 million, which included $117.2 million of real estate assets, net of accumulated depreciation and amortization of $13.5 million, and total liabilities of $67.1 million, including debt outstanding of $65.3 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
5. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands, except weighted average life remaining):

	June 30, 2025	December 31, 2024
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $3,870 and $3,233, respectively (with a weighted average life remaining of 8.3 years and 8.8 years, respectively)	$10,738	$11,292
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $5,617 and $3,889, respectively (with a weighted average life remaining of 8.5 years and 9.0 years, respectively)	$29,383	$31,111
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization expense, net, in the accompanying consolidated statements of operations.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
In-place lease and other intangible amortization	$319	$304	$638	$610
Below-market REC agreement amortization	$864	$872	$1,728	$1,743
As of June 30, 2025, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Below-Market REC Agreement
Remainder of 2025	$630	$1,728
2026	1,310	3,457
2027	1,319	3,457
2028	1,318	3,457
2029	1,318	3,457
Thereafter	4,843	13,827
Total	$10,738	$29,383

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollar amounts in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	June 30, 2025	December 31, 2024
Solar — Lemoore, CA	25%	December 13, 2019	$97,046	$99,374
Solar — Lemoore, CA	15%	December 13, 2019	23,057	19,753
Total investments in unconsolidated entities			$120,103	$119,127
The Fund’s investments in unconsolidated entities includes debt of $6.9 million and $7.0 million, respectively, as of June 30, 2025 and December 31, 2024. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.
7. DEBT
The following table summarizes the notes payable balances as of June 30, 2025 and December 31, 2024, and the debt activity for the six months ended June 30, 2025 (in thousands):

		During the Six Months Ended June 30, 2025
	December 31, 2024	Borrowings & Assumptions	Repayments	Amortization	Fair Value Adjustment	June 30, 2025
Notes Payable:
Fixed rate notes payable	$146,000	$—	$—	$—	$—	$146,000
Variable rate notes payable	140,939	—	(15,306)	—	—	125,633
Total notes payable	286,939	—	(15,306)	—	—	271,633
Fair value adjustment	8,525	—	(2,251)	—	538	6,812
Deferred costs - variable rate debt	—	(900)	—	44	—	(856)
Total notes payable, at fair value	$295,464	$(900)	$(17,557)	$44	$538	$277,589

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
As of June 30, 2025, the aggregate outstanding principal balance of the Fund’s notes payable was $271.6 million and the fair value was $277.6 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of June 30, 2025. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 3 — Fair Value Measurements.
Fixed Rate Notes Payable
As of June 30, 2025, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. As of June 30, 2025, the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”). Under the loan agreement, the Lender may convert the outstanding principal balance into equity in the investment. Payments under the Convertible Note will be made on each date that the Fund makes a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
Variable Rate Notes Payable
As of June 30, 2025, the Fund had a $125.6 million variable rate note payable related to the Dallas Consolidated Joint Venture with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85% with monthly payments of interest only. During the six months ended June 30, 2025, the Fund exercised it’s 24-month extension option to extend the maturity to April 23, 2027.
As of June 30, 2025, the weighted average interest rate of the Fund’s variable rate notes payable was 7.17%.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to June 30, 2025 (in thousands):

Principal Repayments
Remainder of 2025	$—
2026	—
2027	125,633
2028	—
2029	—
Thereafter	146,000
Total	$271,633
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $56,000 and $97,000 for the three and six months ended June 30, 2025, respectively, and

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
$75,000 and $194,000 for the three and six months ended June 30, 2024, respectively, which are included in the statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease. As of June 30, 2025, the Fund had $57,000 of contributions receivable and $300,000 of advance capital contributions in the consolidated balance sheets.
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. As of June 30, 2025, the Fund had $31,000 of distributions payable in the consolidated balance sheets.
Redeemable Partners’ Capital
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to incentive allocation without notice to the Limited Partners at any time in their discretion. During the six months ended June 30, 2025, the Fund redeemed units totaling $348,000. There were no redemptions during the six months ended June 30, 2024.
9. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of June 30, 2025, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through June 30, 2025, the Fund has incurred incentive fees and allocation totaling $68.3 million and no amounts were unrealized as of June 30, 2025.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management Fees:
Management fees	$10,310	$9,252	$20,535	$18,336
Administration and other reimbursable expenses:
Expense reimbursement to related parties	$683	$771	$1,780	$1,590
Organizational costs (1)	$29	$40	$31	$78
Development fees and allocable costs and expenses (2)	$6,390	$7,229	$12,780	$11,497
Property management fees (3)	$572	$455	$1,213	$715
______________________
(1)Organizational costs are included in general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and development-related Allocable Costs and Expenses, as well as Leasing Brokerage Fees and Multifamily Residential Sales Fees incurred by the Fund’s consolidated investments. Depending on the stage of development, some of these amounts have been capitalized to real estate under development in the consolidated balance sheets. Does not include $38,000 and $63,000, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the three and six months ended June 30, 2025, respectively, and $11,000 and $14,000, for the three and six months ended June 30, 2024, respectively.
(3)Property management fees are expensed to property operating expense in the statement of operations.

Due to Related Parties
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Management fees	$57	$199
Administration and other reimbursable expenses	$3,906	$2,354

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
Due from Related Parties
As of June 30, 2025, $221,000 was due from related parties related to amounts received by CIM affiliated entities which were due to the Fund. No amounts were due from related parties as of December 31, 2024.
Related Party Transactions
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been purchased by the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of June 30, 2025, the Fund held investments with a total fair value of $740.6 million that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into agreements with certain unconsolidated entities and other CIM affiliated entities from time to time. During the three and six months ended June 30, 2025 the Fund incurred $1.0 million and $2.0 million, respectively, in fees for transmission services to one of its unconsolidated entities, which is reflected in solar and property operating expense within the statements of operations. Additionally, the Fund has a master power purchase and sale agreement with a CIM affiliate for an index plus contract with bundled RECs at a fixed price of $3.40 per megawatt-hour (MWh) with no volume minimums. The Fund, acting as agent of the affiliate, collects revenues related to REC sales from the power purchase and sale agreement counterparty and remits the difference between the current bundled REC price with the power purchase and sale agreement counterparty and the fixed price under the affiliated PPA. During the three and six months ended June 30, 2025 the Fund remitted $9.7 million and $14.5 million, respectively, to the CIM related vehicle, which is reflected as a reduction of solar revenue in the consolidated statements of operations.
During the six months ended June 30, 2025, the Fund entered into a transaction (the “Epic Merger”) with CIM Epic II QOF, L.P., a Delaware limited partnership, which is a fund that is advised by affiliates of the Manager (the “Epic Fund”). Under the Epic Merger, the Fund received all the assets and liabilities of the Epic Fund, which consisted of interests in the Dallas Consolidated Joint Venture, in exchange for Units of the Fund valued at $6.1 million, subject to adjustments for the period of one year after the date of the Epic Merger in order to account for any expenses attributable to the Epic Fund prior to the Epic Merger. As a result of the Epic Merger, partners of the Epic Fund were admitted to the Fund as Limited Partners and the Fund’s interest in the Dallas Consolidated Joint Venture was increased from 62% to 70%. The Fund recorded a gain of $2.7 million resulting from the Epic Merger which is included in other income in the consolidated statements of operations.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
The Fund acts as a guarantor of certain debt obligations to its underlying investments. In certain scenarios, the Fund may have limited or full recourse exposure.
11. LEASES
Operating Leases
Future minimum rental revenue under long-term operating leases as of June 30, 2025, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2025	$10,188
2026	23,147
2027	24,000
2028	24,363
2029	24,801
Thereafter	107,646
Total	$214,145
Rental and other property income related to the Fund’s operating leases during the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed rental and other property income (1)	$7,295	$7,093	$14,587	$14,146
Variable rental and other property income (2)	1,718	2,082	3,600	3,813
Total rental and other property income	$9,013	$9,175	$18,187	$17,959
__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term and is net of uncollectible lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
Sales-Type Leases
The Fund identified a sales-type lease in a new power purchase agreement entered into during the six months ended June 30, 2025. At the commencement of the lease, the Fund derecognized the leased asset, which consisted of $102.7 million of the Fund’s solar facilities and recognized an initial net investment in lease of $220.1 million, which included a lease receivable of $184.7 million and the unguaranteed residual value of $35.4 million. As of June 30, 2025, the remaining term of the sales-type lease is 14.6 years, maturing on January 31, 2040 and at such time the leased assets shall be retained by the Fund.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
The remaining maturities of the Fund’s net investment in lease is as follows as of June 30, 2025 (in thousands):

Sales-type lease
Remainder of 2025	$11,234
2026	22,462
2027	22,457
2028	22,448
2029	22,439
Thereafter	225,673
Total lease payments	326,713
Less: Unearned interest income	(144,546)
Sales-type lease receivable	182,167
Unguaranteed residual asset	36,767
Net investment in lease	$218,934
The following presents the impact to the consolidated statements of operations related to the Fund’s sales-type leases during the six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gain on net investment in lease	$—	$—	$117,364	$—
Interest income on sales-type leases (1)	5,594	—	8,205	—
Total sales-type lease income	$5,594	$—	$125,569	$—
______________________
(1)Included in interest income in the consolidated statements of operations.
Ground Leases
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 93.5 years, for which a right of use (“ROU”) asset of $32.1 million and $32.5 million and a lease liability of $36.2 million and $35.9 million was recorded as of June 30, 2025 and December 31, 2024, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 and $1.0 million of ground lease expense during the three and six months ended June 30, 2025 of which $200,000 and $400,000 was paid in cash during the respective periods in which it was recognized. As of June 30, 2025, the Fund’s scheduled future minimum rental payments related to its operating ground lease is approximately $400,000 for the remainder of 2025, $800,000 annually for 2026 through 2030, and $195.3 million thereafter through the maturity date of the lease in December 2118.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
and deciding on the sources of financing. Asset information by segment is not reported or provided to the CODM because the CODM does not use this measure to assess performance.
The following tables present segment reporting for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$16,147	$—	$16,147
Rental and other property income	9,013	—	—	9,013
Total revenues	9,013	16,147	—	25,160
Expenses:
Solar and property operating expense	2,655	6,045	—	8,700
Management fees to related party	—	—	10,310	10,310
Expense reimbursement to related parties	—	—	683	683
Interest expense and other	3,050	—	25	3,075
General and administrative expense	484	885	890	2,259
Depreciation and amortization expense, net	4,096	5,497	—	9,593
Real estate tax	1,373	68	—	1,441
Total expenses	11,658	12,495	11,908	36,061
Other income (expense):
Other income	2,682	—	—	2,682
Interest income	631	5,895	548	7,074
Gain on investments in unconsolidated entities	—	2,229	—	2,229
Change in fair value of notes payable	389	(391)	—	(2)
Total other income	3,702	7,733	548	11,983
Net income (loss)	1,057	11,385	(11,360)	1,082
Net (loss) income attributable to non-controlling interests	(666)	1,111	—	445
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$1,723	$10,274	$(11,360)	$637

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)

	Six Months Ended June 30, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$28,636	$—	$28,636
Rental and other property income	18,187	—	—	18,187
Total revenues	18,187	28,636	—	46,823
Expenses:
Solar and property operating expense	5,809	12,469	—	18,278
Management fees to related party	—	—	20,535	20,535
Expense reimbursement to related parties	—	—	1,780	1,780
Interest expense and other	6,128	—	53	6,181
General and administrative expense	818	2,008	1,948	4,774
Depreciation and amortization expense, net	8,318	11,442	—	19,760
Real estate tax	2,657	146	—	2,803
Total expenses	23,730	26,065	24,316	74,111
Other income (expense):
Other income	2,682	—	—	2,682
Interest income	1,440	8,729	1,222	11,391
Realized gain on net investment in lease	—	117,364	—	117,364
Gain on investments in unconsolidated entities	—	1,622	—	1,622
Change in fair value of notes payable	(303)	(235)	—	(538)
Total other income	3,819	127,480	1,222	132,521
Net (loss) income	(1,724)	130,051	(23,094)	105,233
Net (loss) income attributable to non-controlling interests	(1,446)	16,175	—	14,729
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$(278)	$113,876	$(23,094)	$90,504

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)

	Three Months Ended June 30, 2024
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$38,216	$—	$38,216
Rental and other property income	9,175	—	—	9,175
Total revenues	9,175	38,216	—	47,391
Expenses:
Solar and property operating expense	2,662	8,199	—	10,861
Management fees to related party	—	—	9,252	9,252
Expense reimbursement to related parties	—	—	771	771
Interest expense and other	3,468	29	28	3,525
General and administrative expense	658	169	(637)	190
Depreciation and amortization expense, net	2,989	8,993	—	11,982
Real estate tax	1,322	19	—	1,341
Total expenses	11,099	17,409	9,414	37,922
Other income (expense):
Interest income	1,966	331	184	2,481
Gain on investments in unconsolidated entities	—	2,709	—	2,709
Change in fair value of notes payable	(108)	(5,108)	—	(5,216)
Total other income (expense)	1,858	(2,068)	184	(26)
Net (loss) income	(66)	18,739	(9,230)	9,443
Net (loss) income attributable to non-controlling interests	(524)	1,444	—	920
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$458	$17,295	$(9,230)	$8,523

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)

	Six Months Ended June 30, 2024
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$65,455	$—	$65,455
Rental and other property income	17,959	—	—	17,959
Total revenues	17,959	65,455	—	83,414
Expenses:
Solar and property operating expense	5,140	14,487	—	19,627
Management fees to related party	—	—	18,336	18,336
Expense reimbursement to related parties	—	—	1,590	1,590
Interest expense and other	6,843	40	81	6,964
General and administrative expense	970	419	1,777	3,166
Depreciation and amortization expense, net	6,221	18,344	—	24,565
Real estate tax	2,599	67	—	2,666
Total expenses	21,773	33,357	21,784	76,914
Other income (expense):
Other income	—	2,923	—	2,923
Interest income	4,425	489	276	5,190
Gain on investments in unconsolidated entities	—	7,989	—	7,989
Change in fair value of notes payable	(504)	(6,506)	—	(7,010)
Total other income	3,921	4,895	276	9,092
Net income (loss)	107	36,993	(21,508)	15,592
Net (loss) income attributable to non-controlling interests	(1,943)	2,002	—	59
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$2,050	$34,991	$(21,508)	$15,533
Major Customers
The following table presents revenues from certain customers during the three and six months ended June 30, 2025 and 2024 that individually exceeded 10% of total consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Solar customer #1	$8,284	$—	$11,802	$—
Solar customer #2	$4,200	$4,867	$9,011	$14,245
Solar customer #3	$2,361	$26,999	$5,990	$43,176
Real estate customer #1	$5,971	$5,953	$12,063	$12,045

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$31	$33
Contributions receivable	$57	$616
Accrued capital expenditures	$49,803	$48,908
Reclassification of property acquisition deposits to investments	$—	$12,019
Deemed capital contributions resulting from Epic merger	$6,148	$—
Supplemental Cash Flow Disclosures:
Interest Paid	$6,198	$6,781
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to June 30, 2025:
The Fund accepted additional capital commitments of approximately $1.7 million.

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
Recent Developments - the OBBBA and changes to U.S. federal income tax law
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which made significant changes to U.S. federal income tax law. The OBBBA made changes to the Tax Cuts and Jobs Act of 2017 (“TCJA”), including with respect to the opportunity zone (“OZ”) rules under Section 1400Z of the Code. The OBBBA also made substantial modifications to the Inflation Reduction Act of 2022 (“IRA”), including a number of changes that significantly impact the future availability of investment tax credits (“ITC”), including under Section 48E of the Code.
Modifications to the OZ rules. The OBBBA has extended the OZ program indefinitely, provided that current opportunity zone designations will expire on December 31, 2028 and introduced new reporting requirements for QOFs and qualified opportunity zone businesses. In addition, for investments made after December 31 2026, changes include replacing the December 31, 2047 sunset on exclusion of post-investment appreciation with a 30-year rolling horizon beginning from the date of the investment, implementing a new rolling recognition rule (whereby gains deferred under the opportunity zone program will be recognized on the fifth anniversary of the investment date) and eliminating the additional 5% basis step-up for investments held for 7 years. The OBBBA has also imposed increased criteria for a census tract to qualify as a qualified opportunity zone after December 31, 2026. Although we do not currently expect the OBBBA rules to materially impact existing investments or investors in the Fund, no assurances can be provided in this regard. We will continue to monitor and assess any guidance issued in respect of these new OZ rules and expect to take reasonable steps to reduce any adverse impacts resulting from such guidance, if any.
Modifications to the ITC rules. The OBBBA contains a number of changes to the IRA that significantly impact the availability of the ITCs under Section 48E of the Code, including the accelerated sunsetting of certain investment tax credits, and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027. Based on the settled understanding of the term “begin construction” and longstanding Treasury Department guidance regarding what constitutes the “beginning of construction” for purposes of claiming clean energy tax credits, projects that begin construction by December 31, 2025, and are placed in service within four years thereafter generally should qualify for the clean energy tax credits. However, on July 7, 2025, a federal executive order was issued directing the Secretary of the Treasury to issue new and revised guidance that could potentially seek to limit the interpretation of “begin construction” requirements for wind and solar facilities. The Fund’s current investments that generate ITCs are not expected to be impacted by the OBBBA changes. The Fund will continue to monitor and assess any guidance issued under the executive order or otherwise, including with respect to the impact on future investments.

Portfolio Information
As of June 30, 2025, we had investments in 22 assets, including investments in unconsolidated entities, with a carrying value of $1.9 billion. During the six months ended June 30, 2025, the Fund increased its interest in the Dallas Consolidated Joint Venture as a result of the Epic Merger, as further described in Note 9 — Management Fees, Incentive Allocation and Other Related-Party Transactions. The Fund did not acquire ownership interests in any new properties during the six months ended June 30, 2025.
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
The following table provides summary information about our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Solar revenue	$16,147	$38,216	$(22,069)	$28,636	$65,455	$(36,819)
Rental and other property income	9,013	9,175	(162)	18,187	17,959	228
Total Revenues	25,160	47,391	(22,231)	46,823	83,414	(36,591)
Solar and property operating expense	8,700	10,861	(2,161)	18,278	19,627	(1,349)
Management fees to related party	10,310	9,252	1,058	20,535	18,336	2,199
Expense reimbursement to related parties	683	771	(88)	1,780	1,590	190
Interest expense and other	3,075	3,525	(450)	6,181	6,964	(783)
General and administrative expense	2,259	190	2,069	4,774	3,166	1,608
Depreciation and amortization expense, net	9,593	11,982	(2,389)	19,760	24,565	(4,805)
Real estate tax	1,441	1,341	100	2,803	2,666	137
Total Expenses	36,061	37,922	(1,861)	74,111	76,914	(2,803)
Other income	2,682	—	2,682	2,682	2,923	(241)
Interest income	7,074	2,481	4,593	11,391	5,190	6,201
Realized gain on net investment in lease	—	—	—	117,364	—	117,364
Gain on investments in unconsolidated entities	2,229	2,709	(480)	1,622	7,989	(6,367)
Change in fair value of notes payable	(2)	(5,216)	5,214	(538)	(7,010)	6,472
Total other income (expense)	11,983	(26)	12,009	132,521	9,092	123,429
Net income	1,082	9,443	(8,361)	105,233	15,592	89,641
Net income attributable to non-controlling interests	445	920	(475)	14,729	59	14,670
Net income attributable to CIM Opportunity Zone Fund, L.P.	$637	$8,523	$(7,886)	$90,504	$15,533	$74,971
Solar revenue
The decrease in solar revenue of $22.1 million and $36.8 million, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024 was due to the Fund entering into power purchase agreements with lower overall fixed rates during the three and six months ended June 30, 2025, partially due to the longer-term nature of the contracts, as compared to the agreements in place during the three and six months ended June 30, 2024. In addition, we have separately recognized a realized gain on net investment in lease related to a new power purchase agreement, as further described below.
Rental and other property income
The decrease in rental and other property income of $162,000 during the three months ended June 30, 2025, compared to the same period in 2024 was primarily due to an amendment to an office lease at one of the Fund’s properties located in Los Angeles, California, during the three months ended June 30, 2025, which resulted in the related rental income being recognized over a longer lease term. For the six months ended June 30, 2025, this change was offset by increased occupancy at the Fund’s operational properties subsequent to June 30, 2024, resulting in an increase in rental and other property income of $228,000, compared to the same period in 2024.
Solar and property operating expense
The decrease in solar and property operating expense of $2.2 million and $1.3 million, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024 was primarily due to the amendment of solar contracts in the current period which changed the basis of expense from volume to capacity.
Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $1.1 million and $2.2 million, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024 was primarily due to an increase in NAV driven by additional capital raised. From June 30, 2024 to June 30, 2025 the Fund accepted an additional $111.1 million in capital contributions.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
Expense reimbursement to relates parties during the three and six months ended June 30, 2025 remained relatively consistent compared to the same periods in 2024.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The decrease in interest expense and other of $450,000 and $783,000, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024 was primarily due to payments made on our notes payable during the period, along with decreased interest rates subsequent to June 30, 2024.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $2.1 million and $1.6 million, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to increased legal fees relating to the Epic Merger during the three and six months ended June 30, 2025, as well as a one time non-recurring expense recognized during the three months ended June 30, 2024 which related to a tax assessment that was incurred in a previous period.
Depreciation and amortization expense, net
The decrease in depreciation and amortization expense, net of $2.4 million and $4.8 million, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024 was primarily due a decrease in depreciation expense on the Fund’s solar assets as a result of a change in estimate, applied prospectively, to the estimated useful lives of the assets subsequent to June 30, 2024. Additionally, deprecation expense on the Fund’s solar assets decreased during the six months ended June 30, 2025 due to the derecognition of the leased solar assets resulting from the sales-type lease entered into during the six months ended June 30, 2025.

Real estate tax
Real estate tax during the three and six months ended June 30, 2025 remained relatively consistent compared to the same periods in 2024.
Other income
Other income for the three and six months ended June 30, 2025 related to a recognized gain of $2.7 million resulting from the Epic Merger entered into during the six months ended June 30, 2025, as further described in Note 9 — Management Fees, Incentive Allocation and Other Related-Party Transactions. No other income was recorded during the three months ended June 30, 2024. Other income for the six months ended June 30, 2024 consisted of a $2.9 million gain recognized on the ITC, which was generated and sold during the fourth quarter of 2023, as further described in Note 2 — Summary of Significant Accounting Policies.
Interest income
Interest income consists of amounts received on interest-bearing accounts.
The increase in interest income of $4.6 million and $6.2 million, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to $5.6 million and $8.2 million in interest income relating to the sales-type lease recognized during the three and six months ended June 30, 2025. The increase was partially offset by lower balances in our interest-bearing accounts.
Realized gain on net investment in lease
Realized gain on net investment in lease was $117.4 million during the six months ended June 30, 2025 resulting from a sales-type lease in a power purchase agreement that was entered into during the six months ended June 30, 2025. No such gain was recorded during the three months ended June 30, 2025 or during the three and six months ended June 30, 2024.
Gain on investments in unconsolidated entities
Gain on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
The decrease in gain on investments in unconsolidated entities of $480,000 and $6.4 million, respectively, during the three and six months ended June 30, 2025, compared to the same period in 2024, was due to a decrease in the valuation from market conditions of the portfolio assets held by the unconsolidated entities.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The change in fair value of notes payable during the three and six months ended June 30, 2025 was $2,000 and $538,000, respectively, compared to $5.2 million and $7.0 million during the three and six months ended June 30, 2024, respectively. The larger changes during the three and six months ended June 30, 2024 were due to the increases in valuation of our solar assets during the same period, which directly increased the fair value of the Fund’s $75.0 million Convertible Note, as further described in Note 3 — Fair Value Measurements and Note 7 — Debt.
Net income attributable to non-controlling interests
The change in net income (loss) attributable to non-controlling interests was due to net income allocated to the non-controlling interest holder of $445,000 and $14.7 million, respectively, during the three and six months ended June 30, 2025, compared to a net income allocated to the non-controlling interest holder of $920,000 and $59,000 during the same periods in 2024.

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
Contractual Obligations
As of June 30, 2025, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $271.6 million and fair value of $277.6 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of June 30, 2025.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Net Cash (Used In) Provided by Operating Activities	$(538)	$15,027
Net Cash Used In Investing Activities	(99,772)	(117,408)
Net Cash (Used In) Provided by Financing Activities	(3,863)	32,080
Net Change In Cash And Cash Equivalents And Restricted Cash	$(104,173)	$(70,301)
As of June 30, 2025 and 2024, cash and cash equivalents and restricted cash totaled $236.5 million and $333.3 million, respectively.
Net cash used in operating activities for the six months ended June 30, 2025 was $538,000, compared to net cash provided by operating activities of $15.0 million during the six months ended June 30, 2024. Cash flows used in operating activities for both the six months ended June 30, 2025 and 2024 primarily relates to the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. These outflows were offset by cash flows provided by operating activities, which includes rental and solar income received and interest income received on our cash-bearing accounts during the period.
Cash flows used in investing activities for both the six months ended June 30, 2025 and 2024 primarily relates to acquisitions and additions to our investments.

Cash flows used in financing activities for the six months ended June 30, 2025 primarily relates to the repayment of notes payable, distributions paid, and deferred financing costs paid, offset by proceeds from capital contributions. Cash flows provided by financing activities for the six months ended June 30, 2024 primarily relates to capital contributions and proceeds from notes payable borrowings, offset by distributions paid.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2025 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of June 30, 2025, we have sold 1,902,106 units resulting in gross offering proceeds of approximately $2.1 billion. The following table represents units sold during the three and six months ended June 30, 2025 and 2024:

Quarter Ended	Number of Units	Amount
March 31, 2024	21,992.16	$25,570,000
June 30, 2024	25,607.15	$29,978,010
September 30, 2024	49,787.35	$60,077,644
December 31, 2024	19,150.46	$23,108,578
March 31, 2025	8,858.41	$10,917,000
June 30, 2025 (1)	13,771.35	$17,027,175
__________________________________
(1)Includes $6.1 million of deemed capital contributions resulting from the Epic Merger.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2025.

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
Date: August 13, 2025