Form 10-Q
period 2025-09-30
CIM Opportunity Zone Fund, L.P.
filed 2025-11-14
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of November 10, 2025, there were 1,854,036 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	4
Consolidated Statements of Changes in Partners’ Capital and Redeemable Partners’ Capital for the three and nine months ended September 30, 2025 and 2024	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41
PART II — OTHER INFORMATION	42
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	43
Signatures	44

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Land	$237,562	$178,553
Building and improvements	688,381	547,886
Solar facilities	910,851	854,078
Intangible assets	16,411	14,525
Real estate under development	465,122	291,436
Total investments in real estate	2,318,327	1,886,478
Accumulated depreciation and amortization	(102,696)	(79,927)
Total investments in real estate, net	2,215,631	1,806,551
Investments in unconsolidated entities, at fair value	93,785	119,127
Cash and cash equivalents	193,225	336,192
Restricted cash	32,414	4,450
Accounts receivable, net	34,605	32,572
Contributions receivable	—	55
Due from related party	12,010	—
Net investment in lease	218,220	—
Right of use asset	31,880	32,517
Prepaid expenses and other assets	62,704	4,168
Total Assets	$2,894,474	$2,335,632
LIABILITIES
Notes payable, at fair value	$265,801	$295,464
Accounts payable and accrued expenses	67,492	53,528
Prepaid rent and other liabilities	1,535	3,109
Lease liability	36,257	35,925
Intangible liabilities, net	—	31,111
Due to related party	7,881	2,553
Distributions payable	3,179	31
Total Liabilities	382,145	421,721
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE PARTNERS’ CAPITAL: 1,853,475 and 1,825,181 limited partnership units issued and outstanding as of September 30, 2025 and December 31, 2024	2,520,021	2,249,462
PARTNERS’ CAPITAL
GENERAL PARTNER: 561 and 553 limited partnership units issued and outstanding as of September 30, 2025 and December 31, 2024	945	882
Additional paid-in capital	156,990	—
Retained earnings (deficit)	(586,036)	(447,254)
Total partners’ capital excluding noncontrolling interests	(428,101)	(446,372)
Non-controlling interests	420,409	110,821
Total Partners’ Capital	(7,692)	(335,551)
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$2,894,474	$2,335,632
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Solar revenue	$30,429	$47,236	$59,065	$112,691
Rental and other property income	9,283	8,344	27,470	26,303
Total Revenues	39,712	55,580	86,535	138,994
Expenses:
Solar and property operating expense	9,621	11,721	27,899	31,348
Management fees to related party	10,423	9,640	30,958	27,976
Transaction-related costs	3,354	—	3,354	—
Expense reimbursement to related parties	772	700	2,552	2,290
Interest expense and other	3,005	3,615	9,186	10,579
General and administrative expense	2,680	3,793	7,454	6,959
Depreciation and amortization expense, net	9,858	13,499	29,618	38,064
Real estate tax	889	1,296	3,692	3,962
Total Expenses	40,602	44,264	114,713	121,178
Other income (expense):
Other income	28,541	—	31,223	2,923
Interest income	6,479	2,534	17,870	7,724
Realized gain on net investment in lease	—	—	117,364	—
Gain on investments in unconsolidated entities	2,675	308	4,297	8,297
Change in fair value of notes payable	(31,260)	(4,924)	(31,798)	(11,934)
Total other income (expense)	6,435	(2,082)	138,956	7,010
Net income	5,545	9,234	110,778	24,826
Net income attributable to non-controlling interests	303	637	15,032	696
Net income attributable to CIM Opportunity Zone Fund, L.P.	$5,242	$8,597	$95,746	$24,130
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2025	$2,218,554	$30,908	$882	—	$(447,254)	$110,821	$(335,551)
Fixed return decrease	(41)	—	—	—	—	—	—
Fixed return increase	41	—	—	—	—	—	—
Capital contributions	10,917	—	—	—	—	40	40
Distributions and redemptions	—	(8,324)	—	—	—	—	—
Net income	88,376	1,442	49	—	—	14,284	14,333
Change in fair value of redeemable Limited Partners’ capital	(81,210)	(801)	—	—	82,011	—	82,011
Balance as of March 31, 2025	$2,236,637	$23,225	$931	$—	$(365,243)	$125,145	$(239,167)
Fixed return decrease	(55)	(1)	—	—	—	—	—
Fixed return increase	56	—	—	—	—	—	—
Capital contributions	10,879	—	—	—	—	1,396	1,396
Epic Merger	6,148	—	—	—	—	(8,821)	(8,821)
Distributions and redemptions	(348)	—	—	—	—	(264)	(264)
Net income	521	110	6	—	—	445	451
Change in fair value of redeemable Limited Partners’ capital	7,408	86	—	—	(7,494)	—	(7,494)
Balance as of June 30, 2025	$2,261,246	$23,420	$937	$—	$(372,737)	$117,901	$(253,899)
Fixed return decrease	(55)	—	—	—	—	—	—
Fixed return increase	55	—	—	—	—	—	—
Capital contributions	16,822	—	—	—	—	21,835	21,835
Additional paid-in capital and non-controlling interest resulting from WEPCO transaction	—	—	—	156,990	—	304,492	461,482
Distributions	—	—	—	—	—	(24,122)	(24,122)
Net change in unrealized incentive allocation	(45,763)	45,763	—	—	—	—	—
Net income	5,077	157	8	—	—	303	311
Change in fair value of redeemable Limited Partners’ capital	212,425	874	—	—	(213,299)	—	(213,299)
Balance as of September 30, 2025	$2,449,807	$70,214	$945	$156,990	$(586,036)	$420,409	$(7,692)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2024	$1,964,897	$54,193	$866	$(316,191)	$111,450	$(203,875)
Fixed return decrease	(116)	(3)	—	—	—	—
Fixed return increase	119	—	—	—	—	—
Capital contributions	25,570	—	—	—	1,715	1,715
Distributions and redemptions	—	(32,530)	—	—	—	—
Net income (loss)	6,530	472	8	—	(861)	(853)
Change in fair value of redeemable Limited Partners’ capital	8,062	246	—	(8,308)	—	(8,308)
Balance as of March 31, 2024	$2,005,062	$22,378	$874	$(324,499)	$112,304	$(211,321)
Fixed return decrease	(74)	(1)	—	—	—	—
Fixed return increase	75	—	—	—	—	—
Capital contributions	29,978	—	—	—	547	547
Distributions	—	—	—	—	(15)	(15)
Net change in unrealized incentive allocation	(14,845)	14,845	—	—	—	—
Net income	8,327	187	9	—	920	929
Change in fair value of redeemable Limited Partners’ capital	53,113	531	—	(53,644)	—	(53,644)
Balance as of June 30, 2024	$2,081,636	$37,940	$883	$(378,143)	$113,756	$(263,504)
Fixed return decrease	(161)	(2)	—	—	—	—
Fixed return increase	163	—	—	—	—	—
Capital contributions	60,077	—	—	—	16	16
Distributions	—	—	—	—	(1,367)	(1,367)
Net change in unrealized incentive allocation	1,962	(1,962)	—	—	—	—
Net income	8,243	345	9	—	637	646
Change in fair value of redeemable Limited Partners’ capital	13,676	(300)	—	(13,376)	—	(13,376)
Balance as of September 30, 2024	$2,165,596	$36,021	$892	$(391,519)	$113,042	$(277,585)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,778	$24,826
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, net	29,618	38,064
Straight-line rent	157	(152)
Amortization of right-of-use asset	637	609
Termination of below-market REC agreement	(28,519)	—
Gain on Epic Merger	(2,673)	—
Amortization of deferred financing costs	161	—
Realized gain on net investment in lease	(117,364)	—
Gain on investments in unconsolidated entities	(4,297)	(8,297)
Change in fair value of notes payable	31,798	11,934
Return on investment in unconsolidated entities	709	3,248
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,684)	15,816
Accounts payable and accrued expenses	57	1,871
Lease liabilities	332	362
Due to related party	3,942	(1,915)
Due from related party	(11,993)	—
Lease receivable	1,134	—
Prepaid rent and other liabilities	(1,574)	(599)
Accounts receivable, net	(2,190)	(24,838)
Net Cash Provided by Operating Activities	8,029	60,929
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments in real estate	—	(9,799)
Additions to investments in real estate	(142,963)	(167,798)
Cash acquired in connection with WEPCO	7,427	—
Return of investment in unconsolidated entities	—	4,632
Net Cash Used In Investing Activities	(135,536)	(172,965)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	61,988	118,816
Distributions and redemptions paid	(29,954)	(36,484)
Notes payable borrowing	—	10,442
Repayment of notes payable	(18,250)	(4,206)
Deferred financing costs paid	(1,280)	—
Net Cash Provided by Financing Activities	12,504	88,568
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(115,003)	(23,468)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	340,642	403,567
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$225,639	$380,099
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$193,225	$376,190
Restricted cash	32,414	3,909
Total cash and cash equivalents and restricted cash	$225,639	$380,099
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)

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
As of September 30, 2025, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,129,755	$2,129,755	$—
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with U.S. GAAP. Interim results are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto of CIM Opportunity Zone Fund, L.P. for the fiscal year ended December 31, 2024.
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
September 30, 2025 (Unaudited)
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
During the nine months ended September 30, 2025, the Fund, Westlands Electric Power Company, LLC (“WEPCO”) and Westlands Electric Power Company Holdings, LLC (“WEPCO Holdings”) entered into a Subscription and Contribution agreement (the “OZ Subscription and Contribution Agreement”). Pursuant to the OZ Subscription and Contribution Agreement, the Fund contributed its interests in solar projects (the “Project Entities”) to WEPCO Holdings in exchange for common units in WEPCO (the “Phase 1 Contribution Transactions”). WEPCO is a newly-formed investment vehicle formed to hold solar investments previously held by the Fund and other CIM-affiliated entities. WEPCO Holdings is a wholly-owned subsidiary of WEPCO. The interests contributed by the Fund constitute all of the Fund’s interests in the Project Entities. The total aggregate value of the equity interests contributed by the Fund is $1.3 billion, based on net asset values as of March 31, 2025.
Pursuant to a second Subscription and Contribution Agreement entered into during the nine months ended September 30, 2025, other CIM-affiliated entities contributed all of their interests in the Project Entities (and certain additional solar projects) to WEPCO Holdings in exchange for common units in WEPCO (the “Phase 2 Contribution Transactions”). Following the Phase 2 Contribution Transactions, the Fund owns approximately 75.1% of the interests in WEPCO and will be the managing member of WEPCO. WEPCO will own all of the interests previously owned by the Fund and the other CIM-affiliated entities in the relevant projects. For additional information, see also Note 4 — Investments in Real Estate.
As of September 30, 2025, WEPCO is a VIE that is consolidated by the Fund as the primary beneficiary, as the Fund has the ability to direct the activities of WEPCO and the right to receive gains and the obligation to absorb WEPCO’s losses as the majority equity holder. The interests in WEPCO that are held by other CIM-affiliated entities are included in non-controlling interests on the consolidated balance sheets.
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three and nine months ended September 30, 2025 and 2024.
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
September 30, 2025 (Unaudited)
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
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $38.7 million and $30.6 million, respectively, as of September 30, 2025 and December 31, 2024.
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties owned by third parties.
Leases — The Fund classifies contractual lease agreements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842, Leases. For sales-type leases, the Fund derecognizes the leased asset and recognizes a net investment in lease on the consolidated balance sheets. The net investment in lease is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. The Fund evaluates its net investment in lease for impairment under the current expected credit loss standard, as further described below. Interest income is recognized under the effective interest method in the consolidated statements of operations. The effective interest method produces a constant yield on the sales-type lease receivable over the term of the lease. The Fund identified a sales-type lease in a power purchase agreement entered into during the nine months ended September 30, 2025 and recognized a gain on net investment in lease of $117.4 million in the consolidated statements of operations. See Note 11 — Leases for further details on the Fund’s sales-type lease.
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
Current Expected Credit Losses — Current expected credit losses (“CECL”) required under ASC 326, Financial Instruments - Credit Losses (“ASC 326”), reflects the Fund’s current estimate of potential credit losses related to the Company’s net investment in lease included in the consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Fund’s consolidated statements of operations. While ASC 326 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective instrument.
For the Fund’s net investment in lease, the Fund uses a probability of default and loss given default method using a comparable data set. The Fund only expects to charge-off impairment losses as a reduction to current expected credit losses and as a reduction to the respective financial instrument balance if and when such amounts are deemed non-recoverable. Non-recoverability may also be concluded if, in the Fund’s determination, it is nearly certain that all amounts due will not be collected. During the three and nine months ended September 30, 2025, the Fund did not record any current expected credit losses on its net investment in lease.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
During the three and nine months ended September 30, 2025, the Fund recognized solar revenues of $30.4 million and $59.1 million, respectively, and during the three and nine months ended September 30, 2024, the Fund recognized solar revenues of $47.2 million and $112.7 million, respectively, which is reflected on the consolidated statements of operations. As of September 30, 2025 and December 31, 2024, solar revenue accrued was $13.9 million and $14.9 million, respectively, and is included in accounts receivable, net on the consolidated balance sheets. Revenues yet to be billed under the Fund’s solar contracts will vary based on the volume of electricity and associated products delivered and/or available.
The Fund evaluates whether any embedded leases exist in its solar contracts. A lease of a facility or BESS is deemed to exist when a single off-taker has the ability or right to operate the facility or BESS, control physical access, or is entitled to obtain substantially all output from the facility or BESS at a price that is neither contractually fixed per unit of output nor equal to the current market price per unit of output, including electricity, RECs, and capacity attributes. During the nine

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
months ended September 30, 2025, the Fund identified an embedded lease in its solar contracts, as further described under “Leases”.
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as an other asset and a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which had an initial weighted average useful life of 26.7 years, as a reduction to depreciation and amortization expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset as other income in the consolidated statement of operations. To date, as of September 30, 2025, the Fund’s investments have generated an ITC of approximately $334.8 million that was recorded at an estimated market value of $308.1 million. The Fund sold the ITC during the year ended December 31, 2023, and during the nine months ended September 30, 2024, the Fund recognized an additional $2.9 million gain included in other income in the consolidated statements of operations, which represents the difference between the sales proceeds and the initial estimated market value. No additional gains were recognized during the nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, amortization of the ITC was $2.2 million and $6.8 million, respectively, and during the three and nine months ended September 30, 2024, amortization of the ITC was $3.6 million and $10.8 million, respectively, and is reflected as a reduction to depreciation and amortization expense, net in the consolidated statements of operations. The remaining unamortized balance as of September 30, 2025 and December 31, 2024 was $243.1 million and $289.7 million, respectively. The balance will be amortized over the remaining useful life of the solar facilities.
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
Network Reimbursement Receivable — In conjunction with the development of solar facilities, the Fund has a receivable that represents upgrades to enhance network infrastructure that will be recovered in the future. As of September 30, 2025, $30.7 million is recorded in prepaid expenses and other assets in the consolidated balance sheets.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
Reportable Segments — The Fund’s real estate investments consist of infrastructure and real estate assets located within qualified opportunity zones. The Fund’s segment information reflects how the chief operating decision makers (the “CODM”) review information for operational decision-making purposes. The Fund has two reportable segments:
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
Recent Accounting Pronouncements — In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. The Fund is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements and disclosures.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
Notes payable — The fair value of notes payable is determined by a third-party appraiser who discounts the difference between contract and market debt service cash flows using market interest. The third-party appraiser also considers multiple valuation techniques (e.g., par, prepayment penalty) and applies a reconciliation among relevant methods. The fair value analysis is updated quarterly and reviewed by senior management. The market rate is determined by giving consideration to one or more of the following criteria, as appropriate: (i) interest rates for loan of comparable quality and maturity and (ii) the value of the underlying collateral. The fair value of the Fund’s Convertible Note, as defined in Note 7 — Debt reflected the value that would be applicable if converted, which is tied to the value of the underlying solar project. During the nine months ended September 30, 2025, the Convertible Note was converted to equity as further described in Note 7 — Debt. Such valuation is prepared by third-party valuation firms, consistent with the Fund’s investments in unconsolidated entities as described above. The Fund’s notes payable are classified within Level 3 of the fair value hierarchy.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, are as follows (in thousands):

Description	Total Fair Value as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$93,785	$—	$—	$93,785
Notes payable	$265,801	$—	$—	$265,801

Description	Total Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$119,127	$—	$—	$119,127
Notes payable	$295,464	$—	$—	$295,464
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2025:

Investment	Fair Value as of September 30, 2025 (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Investments in Unconsolidated Entities
Renewable Energy	$93,785	Discounted cash flow	Discount rate	7.5% - 7.5%
				(7.5%)
			Investment tax credit rate	30.0%
			Investment tax credit eligibility	95.0%
			Economic useful life	43 years
Debt
Notes Payable	$265,801	Net present value	Market interest rate	6.0% - 8.0%
				(7.1%)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)

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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2025 and 2024 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2025	$119,127	$295,464
Consolidation of investment (1)	(29,513)	—
Assumption of notes payable	—	75,504
Repayment of notes payable	—	(18,250)
Return on investment in unconsolidated entities	(709)	—
Purchase of/additions to investments	583	—
Deferred financing costs paid	—	(1,280)
Amortization of deferred financing costs	—	161
Unrealized gain on investments in unconsolidated entities	4,297	—
Conversion of Convertible Note	—	(117,596)
Change in fair value of notes payable	—	31,798
Ending balance, September 30, 2025	$93,785	$265,801

Beginning balance, January 1, 2024	$148,219	$275,957
Notes payable borrowing	—	10,442
Repayment of notes payable	—	(4,206)
Return on investment in unconsolidated entities	(4,632)	—
Unrealized gain on investments in unconsolidated entities	5,049	—
Change in fair value of notes payable	—	11,934
Ending balance, September 30, 2024	$148,636	$294,127
______________________
(1)Investment contributed to WEPCO during the nine months ended September 30, 2025.
4. INVESTMENTS IN REAL ESTATE
2025 Transactions — During the nine months ended September 30, 2025, the Fund contributed its interests in solar projects, including one of its investments in unconsolidated entities, in exchange for interests in WEPCO, as further described in Note 2 — Summary of Significant Accounting Policies. The transaction was accounted for as an asset acquisition and expenses of $3.4 million are recognized in transaction-related costs in the consolidated statement of operations. The $157.0 million recognized in additional paid-in capital in the consolidated balance sheet represents the fair value of the previously unconsolidated assets obtained in the WEPCO transaction as a result of affiliate contributions, offset by the change in non-controlling interest resulting from the carrying values of the previously consolidated assets that were contributed by the Fund to WEPCO.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The following table summarizes the transaction and allocation of values related to WEPCO (in thousands):

WEPCO
Allocation (1)
Land	$59,009
Solar facilities	168,130
Intangible assets (2)	1,800
Real estate under development	162,948
Cash and cash equivalents	7,427
Other assets	56,853
Total assets acquired	456,167
Notes payable, at fair value	(75,504)
Other liabilities	(7,264)
Total liabilities assumed	(82,768)
Non-controlling interests (3)	(37,177)
Total	$336,222
______________________
(1)Does not include the Fund’s interest in solar assets that were consolidated prior to the WEPCO transaction.
(2)The amortization period for acquired intangible assets is 15.7 years.
(3)Represents non-controlling interests in WEPCO assets held by outside parties.
2024 Transactions — During the nine months ended September 30, 2024, the Fund acquired an interest in three properties for an aggregate purchase price of $9.8 million (the “2024 Property Acquisitions”), which were accounted for as asset acquisitions and includes $25,000 of acquisition-related expenses that were capitalized. The following table summarizes the 2024 Property Acquisitions (dollar amounts in thousands):

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
As of September 30, 2025 and December 31, 2024, the Fund had a 70% and 62% interest, respectively, in a joint venture (the “Dallas Consolidated Joint Venture”). See Note 9 — Management Fees, Incentive Allocation and Other Related-Party Transactions for a further description of the Fund’s increased interest during the nine months ended September 30, 2025. As of September 30, 2025, the Dallas Consolidated Joint Venture had total assets of $325.8 million, which included $272.9 million of real estate assets, net of accumulated depreciation and amortization of $30.9 million, and total liabilities of $165.5 million, including debt outstanding of $125.0 million. As of December 31, 2024, the Dallas Consolidated Joint Venture had total assets of $333.5 million, which included $280.6 million of real estate assets, net of accumulated depreciation and amortization of $23.2 million, and total liabilities of $184.5 million, including debt outstanding of $140.9 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of September 30, 2025 and December 31, 2024, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) As of September 30, 2025, the Washington D.C. Consolidated Joint Venture had total assets of $122.6 million, which included $114.9 million of real estate assets, net of accumulated depreciation and amortization of $16.4 million, and total liabilities of $68.9 million, including debt outstanding of $66.4 million. As of December 31, 2024, the Washington D.C. Consolidated Joint Venture had total assets of $122.8 million, which included $117.2 million of real estate assets, net of accumulated depreciation and amortization of $13.5 million, and total liabilities of $67.1 million, including debt outstanding of $65.3 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
As further described in Note 2 — Summary of Significant Accounting Policies, the Fund has a 75.1% interest in WEPCO. As of September 30, 2025, WEPCO’s assets consist of $1.5 billion, which included solar assets of $1.2 billion, and total liabilities of $95.1 million, including debt outstanding of $75.5 million.
5. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands, except weighted average life remaining):

	September 30, 2025	December 31, 2024
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $4,190 and $3,233, respectively (with a weighted average life remaining of 8.1 years and 8.8 years, respectively)	$10,421	$11,292
Above-market power purchase agreement (with a weighted average life remaining of 15.7 years as of September 30, 2025)	1,800	—
Total intangible lease assets, net	$12,221	$11,292
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $3,889 and a weighted average life remaining of 9.0 years as of December 31, 2024.	$—	$31,111
______________________
(1)Below-market REC agreement was terminated during the nine months ended September 30, 2025 in connection with WEPCO. The Fund recognized a gain of $28.5 million in connection with the termination, which is included in other income in the consolidated statement of operations.
Amortization expense for the in-place leases and other intangibles and the below-market REC agreement is included in depreciation and amortization expense, net, in the accompanying consolidated statements of operations.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
In-place lease and other intangible amortization	$320	$314	$958	$924
Below-market REC agreement amortization	$864	$871	$2,592	$2,614
As of September 30, 2025, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Power Purchase Agreement
Remainder of 2025	$315	$29
2026	1,310	115
2027	1,319	115
2028	1,318	115
2029	1,318	115
Thereafter	4,841	1,311
Total	$10,421	$1,800

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollar amounts in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	September 30, 2025	December 31, 2024
Solar — Lemoore, CA	25%	December 13, 2019	$93,785	$99,374
Solar — Lemoore, CA(1)	15%	December 13, 2019	—	19,753
Total investments in unconsolidated entities			$93,785	$119,127
______________________
(1)Investment contributed to WEPCO during the nine months ended September 30, 2025, as further described in Note 2 — Summary of Significant Accounting Policies and Note 4 — Investments in Real Estate. Ownership percentage is as of December 31, 2024.
The Fund’s investments in unconsolidated entities includes debt of $6.9 million and $7.0 million, respectively, as of September 30, 2025 and December 31, 2024. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
7. DEBT
The following table summarizes the notes payable balances as of September 30, 2025 and December 31, 2024, and the debt activity for the nine months ended September 30, 2025 (in thousands):

		During the Nine Months Ended September 30, 2025
	December 31, 2024	Borrowings & Assumptions	Repayments & Conversions	Amortization	Fair Value Adjustment	September 30, 2025
Notes Payable:
Fixed rate notes payable	$146,000	$75,504	$(75,000)	$—	$—	$146,504
Variable rate notes payable	140,939	—	(15,938)	—	—	125,001
Total notes payable	286,939	75,504	(90,938)	—	—	271,505
Fair value adjustment	8,525	—	(44,908)	—	31,798	(4,585)
Deferred costs - variable rate debt	—	(1,280)	—	161	—	(1,119)
Total notes payable, at fair value	$295,464	$74,224	$(135,846)	$161	$31,798	$265,801
As of September 30, 2025, the aggregate outstanding principal balance of the Fund’s notes payable was $271.5 million and the fair value was $265.8 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of September 30, 2025. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 3 — Fair Value Measurements.
Fixed Rate Notes Payable
As of September 30, 2025, the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031. During the nine months ended September 30, 2025, the Fund’s non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”) was converted by the Lender into equity in the investment. Prior to the conversion, payments under the Convertible Note were made on each date that the Fund made a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
During the nine months ended September 30, 2025, the Fund assumed $75.5 million fixed rate notes payable to an affiliate of CIM in connection with WEPCO (the “Assumed Notes Payable”). The Assumed Notes Payable have an interest rate per annum of 8.00% and initial maturity dates in December 2025. The Assumed Notes Payable have a 12-month extension option, which the Fund intends to exercise if it does not enter into new financing arrangements to meet its obligations.
Variable Rate Notes Payable
As of September 30, 2025, the Fund had a $125.0 million variable rate note payable related to the Dallas Consolidated Joint Venture with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85% with monthly payments of interest only. During the nine months ended September 30, 2025, the Fund exercised its 24-month extension option to extend the maturity to April 23, 2027.
As of September 30, 2025, the weighted average interest rate of the Fund’s variable rate notes payable was 7.13%.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to September 30, 2025 (in thousands):

Principal Repayments
Remainder of 2025	$75,504
2026	—
2027	125,001
2028	—
2029	—
Thereafter	71,000
Total	$271,505
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $55,000 and $152,000 for the three and nine months ended September 30, 2025, respectively, and $163,000 and $357,000 for the three and nine months ended September 30, 2024, respectively, which are included in the statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease.
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. As of September 30, 2025, the Fund had $3.2 million of distributions payable in the consolidated balance sheets.
Redeemable Partners’ Capital
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to incentive allocation without notice to the Limited Partners at any time in their discretion. During the nine months ended September 30, 2025, the Fund redeemed units totaling $348,000. There were no redemptions during the nine months ended September 30, 2024.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
9. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of September 30, 2025, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through September 30, 2025, the Fund has incurred incentive fees and allocation totaling $114.1 million and $45.8 million was unrealized as of September 30, 2025.
Servicing Fees
The General Partner or its affiliates may also provide to the Fund and/or its investments part or all of other services (“Other Services”) that would otherwise be provided by a third party, including servicing fees and reimbursement of allocable costs and expenses incurred in connection with or relating to the performance of any Other Services (the “Allocable Costs and Expenses”). Pursuant to such provided services, the General Partner or its affiliates may receive from the Fund and/or its Portfolio Assets, (i) property management fees, (ii) development management fees, (iii) leasing brokerage fees, (iv) fees associated with arranging financings for Portfolio Assets, (v) multifamily residential sales fees, (vi) fees relating to servicing and administering the Portfolio Assets, including special servicing, (vii) fees in connection with or following a foreclosure on the Portfolio Asset and (viii) other related fees in connection with a Portfolio Asset (collectively, “Servicing Fees”). “Portfolio Assets” are assets that are held indirectly by the Fund through investments in limited liability companies, from time to time, including interests in individual real estate assets and/or real estate portfolios and infrastructure assets and businesses or similar assets or interests. Such Servicing Fees will be either (x) at rates which do not exceed the limits set forth immediately below, (y) at rates that are no less favorable to the Fund and/or such Portfolio Asset than the arm’s-length rates on which the Fund and/or such Portfolio Asset could obtain comparable services from an unaffiliated service provider taking into account the nature of the relevant asset type and the special services required or (z) at rates that receive the consent of a Review Agent or the Limited Partners:

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)

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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management Fees:
Management fees	$10,423	$9,640	$30,958	$27,976
Administration and other reimbursable expenses:
Expense reimbursement to related parties	$772	$700	$2,552	$2,290
Organizational costs (1)	$3	$23	$34	$100
Development fees and allocable costs and expenses (2)	$4,594	$7,857	$17,374	$19,354
Property management fees (3)	$128	$652	$1,340	$1,367
______________________
(1)Organizational costs are included in general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and development-related Allocable Costs and Expenses, as well as Leasing Brokerage Fees and Multifamily Residential Sales Fees incurred by the Fund’s consolidated investments. Depending on the stage of development, some of these amounts have been capitalized to real estate under development in the consolidated balance sheets. Does not include $63,000, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the nine months ended September 30, 2025, and $53,000 and $67,000, for the three and nine months ended September 30, 2024, respectively.
(3)Property management fees are expensed to property operating expense in the statement of operations.

Due to Related Parties
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Management fees	$68	$199
Accrued interest payable	$3,899	$—
Administration and other reimbursable expenses	$3,914	$2,354
Due from Related Parties
As of September 30, 2025, $12.0 million was due from related parties related to amounts received by CIM affiliated entities which were due to the Fund. No amounts were due from related parties as of December 31, 2024.
Related Party Transactions
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been purchased by the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The Fund may coinvest with other entities that are related parties of CIM. As of September 30, 2025, the Fund held investments with a total fair value of $1.8 billion that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into agreements with certain unconsolidated entities and other CIM affiliated entities from time to time. During the three and nine months ended September 30, 2025 the Fund incurred $1.0 million and $3.1 million, respectively, in fees for transmission services to one of its unconsolidated entities, which is reflected in solar and property operating expense within the statements of operations. Additionally, the Fund had a master power purchase and sale agreement with a CIM affiliate for an index plus contract with bundled RECs at a fixed price of $3.40 per megawatt-hour (MWh) with no volume minimums. The Fund, acting as agent of the affiliate, collected revenues related to REC sales from the power purchase and sale agreement counterparty and remitted the difference between the current bundled REC price with the power purchase and sale agreement counterparty and the fixed price under the affiliated PPA. During the three and nine months ended September 30, 2025 the Fund remitted $1.3 million and $15.8 million, respectively, to the CIM related vehicle, which is reflected as a reduction of solar revenue in the consolidated statements of operations. The affiliated PPA was terminated during the nine months ended September 30, 2025 in connection with WEPCO, and the CIM related vehicle will return $11.0 million that was remitted by the Fund, which is recorded due from related parties in the consolidated balance sheet.
During the nine months ended September 30, 2025, the Fund entered into a transaction (the “Epic Merger”) with CIM Epic II QOF, L.P., a Delaware limited partnership, which is a fund that is advised by affiliates of the Manager (the “Epic Fund”). Under the Epic Merger, the Fund received all the assets and liabilities of the Epic Fund, which consisted of interests in the Dallas Consolidated Joint Venture, in exchange for Units of the Fund valued at $6.1 million, subject to adjustments for the period of one year after the date of the Epic Merger in order to account for any expenses attributable to the Epic Fund prior to the Epic Merger. As a result of the Epic Merger, partners of the Epic Fund were admitted to the Fund as Limited Partners and the Fund’s interest in the Dallas Consolidated Joint Venture was increased from 62% to 70%. The Fund recorded a gain of $2.7 million resulting from the Epic Merger which is included in other income in the consolidated statements of operations.
From time to time, the Fund enters into debt agreements with affiliates of CIM, as further described in Note 7 — Debt. Additionally, the Fund has indemnified another CIM-affiliated fund for certain losses and liabilities, as discussed further in Note 10 — Commitments and Contingencies.
As further described in Note 2 — Summary of Significant Accounting Policies, during the nine months ended September 30, 2025, certain CIM-affiliated entities contributed all their interests in the Project Entities (and certain additional solar projects) with a total aggregate value of $420.1 million based on net values as of March 31, 2025, to WEPCO Holdings in exchange for common units in WEPCO. As of September 30, 2025, the other CIM-affiliated entities owned approximately 24.9% of the interests in WEPCO.
10. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business.
As previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024, the Fund incurred a $9.0 million expense related to a dispute with a previous customer over a solar contract. Certain subsidiaries of the Fund are currently seeking to recover this expense from the previous customer in litigation. On April 24, 2024, the previous customer filed its own claims against certain subsidiaries of the Fund along with affiliates of CIM, seeking more than $200 million (without specifying or explaining the basis of the alleged damages) from all defendants in the aggregate. The litigation is in process and the outcome cannot be estimated or predicted at this time. CIM and the other affiliated defendants deny the previous customer’s allegations and will continue to pursue their claim against the previous customer. In connection with the WEPCO transactions,a subsidiary of the Fund has agreed to indemnify another CIM-affiliated fund for certain losses and liabilities if incurred by such other fund in connection with the litigation as it specifically relates to one of the solar projects that is now owned by such subsidiary. As it relates to the Fund specifically, while no outcome can be guaranteed, management does not believe that the outcome will be material to the Fund.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
11. LEASES
Operating Leases
Future minimum rental revenue under long-term operating leases as of September 30, 2025, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2025	$5,099
2026	23,173
2027	24,015
2028	24,359
2029	24,797
Thereafter	107,776
Total	$209,219
Rental and other property income related to the Fund’s operating leases during the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed rental and other property income (1)	$7,398	$7,170	$21,985	$21,316
Variable rental and other property income (2)	1,885	1,174	5,485	4,987
Total rental and other property income	$9,283	$8,344	$27,470	$26,303
__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term and is net of uncollectible lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
Sales-Type Leases
The Fund identified a sales-type lease in a new power purchase agreement entered into during the nine months ended September 30, 2025. At the commencement of the lease, the Fund derecognized the leased asset, which consisted of $102.7 million of the Fund’s solar facilities and recognized an initial net investment in lease of $220.1 million, which included a lease receivable of $184.7 million and the unguaranteed residual value of $35.4 million. As of September 30, 2025, the remaining term of the sales-type lease is 14.3 years, maturing on January 31, 2040 and at such time the leased assets shall be retained by the Fund.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The remaining maturities of the Fund’s net investment in lease is as follows as of September 30, 2025 (in thousands):

Sales-type lease
Remainder of 2025	$5,616
2026	22,462
2027	22,457
2028	22,448
2029	22,439
Thereafter	225,673
Total lease payments	321,095
Less: Unearned interest income	(140,476)
Sales-type lease receivable	180,619
Unguaranteed residual asset	37,601
Net investment in lease	$218,220
The following presents the impact to the consolidated statements of operations related to the Fund’s sales-type leases during the nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gain on net investment in lease	$—	$—	$117,364	$—
Interest income on sales-type leases (1)	4,967	—	13,172	—
Total sales-type lease income	$4,967	$—	$130,536	$—
______________________
(1)Included in interest income in the consolidated statements of operations.
Ground Leases
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 93.25 years, for which a right of use (“ROU”) asset of $31.9 million and $32.5 million and a lease liability of $36.3 million and $35.9 million was recorded as of September 30, 2025 and December 31, 2024, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 and $1.5 million of ground lease expense during the three and nine months ended September 30, 2025 of which $200,000 and $600,000 was paid in cash during the respective periods in which it was recognized. As of September 30, 2025, the Fund’s scheduled future minimum rental payments related to its operating ground lease is approximately $200,000 for the remainder of 2025, $800,000 annually for 2026 through 2030, and $195.3 million thereafter through the maturity date of the lease in December 2118.
12. SEGMENT REPORTING
During the year ended December 31, 2024 and as a result of the Fund’s solar assets being placed into service, the CODM determined that the Fund has two reportable segments: Real Estate and Infrastructure. The change in reportable segments has been reflected retrospectively in the tables below. Corporate/other represents all corporate level and unallocated items and includes the Fund’s other asset management activities and expenses. The Fund’s CODM is the Fund’s senior management team, which includes officers of the General Partner of the Fund: the Chief Financial Officer, Chief Accounting Officer, and Chief Administrative Officer.
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
September 30, 2025 (Unaudited)
and deciding on the sources of financing. Asset information by segment is not reported or provided to the CODM because the CODM does not use this measure to assess performance.
The following tables present segment reporting for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$30,429	$—	$30,429
Rental and other property income	9,283	—	—	9,283
Total revenues	9,283	30,429	—	39,712
Expenses:
Solar and property operating expense	3,481	6,140	—	9,621
Management fees to related party	—	—	10,423	10,423
Transaction-related costs	—	3,354	—	3,354
Expense reimbursement to related parties	—	—	772	772
Interest expense and other	2,988	3	14	3,005
General and administrative expense	310	1,313	1,057	2,680
Depreciation and amortization expense, net	4,212	5,646	—	9,858
Real estate tax	846	43	—	889
Total expenses	11,837	16,499	12,266	40,602
Other income (expense):
Other income	22	28,519	—	28,541
Interest income	553	5,533	393	6,479
Gain on investments in unconsolidated entities	—	2,675	—	2,675
Change in fair value of notes payable	(781)	(30,479)	—	(31,260)
Total other income	(206)	6,248	393	6,435
Net income (loss)	(2,760)	20,178	(11,873)	5,545
Net (loss) income attributable to non-controlling interests	(325)	628	—	303
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$(2,435)	$19,550	$(11,873)	$5,242

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)

	Nine Months Ended September 30, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$59,065	$—	$59,065
Rental and other property income	27,470	—	—	27,470
Total revenues	27,470	59,065	—	86,535
Expenses:
Solar and property operating expense	9,290	18,609	—	27,899
Management fees to related party	—	—	30,958	30,958
Transaction-related costs	—	3,354	—	3,354
Expense reimbursement to related parties	—	—	2,552	2,552
Interest expense and other	9,116	3	67	9,186
General and administrative expense	1,128	3,321	3,005	7,454
Depreciation and amortization expense, net	12,530	17,088	—	29,618
Real estate tax	3,503	189	—	3,692
Total expenses	35,567	42,564	36,582	114,713
Other income (expense):
Other income	2,704	28,519	—	31,223
Interest income	1,993	14,262	1,615	17,870
Realized gain on net investment in lease	—	117,364	—	117,364
Gain on investments in unconsolidated entities	—	4,297	—	4,297
Change in fair value of notes payable	(1,084)	(30,714)	—	(31,798)
Total other income	3,613	133,728	1,615	138,956
Net (loss) income	(4,484)	150,229	(34,967)	110,778
Net (loss) income attributable to non-controlling interests	(1,771)	16,803	—	15,032
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$(2,713)	$133,426	$(34,967)	$95,746

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)

	Three Months Ended September 30, 2024
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$47,236	$—	$47,236
Rental and other property income	8,344	—	—	8,344
Total revenues	8,344	47,236	—	55,580
Expenses:
Solar and property operating expense	2,984	8,737	—	11,721
Management fees to related party	—	—	9,640	9,640
Expense reimbursement to related parties	—	—	700	700
Interest expense and other	3,509	84	22	3,615
General and administrative expense	648	1,059	2,086	3,793
Depreciation and amortization expense, net	4,504	8,995	—	13,499
Real estate tax	1,262	34	—	1,296
Total expenses	12,907	18,909	12,448	44,264
Other income (expense):
Interest income	1,915	195	424	2,534
Gain on investments in unconsolidated entities	—	308	—	308
Change in fair value of notes payable	(1,631)	(3,293)	—	(4,924)
Total other income (expense)	284	(2,790)	424	(2,082)
Net (loss) income	(4,279)	25,537	(12,024)	9,234
Net income (loss) attributable to non-controlling interests	1,863	8,047	(9,273)	637
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(6,142)	$17,490	$(2,751)	$8,597

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)

	Nine Months Ended September 30, 2024
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$112,691	$—	$112,691
Rental and other property income	26,303	—	—	26,303
Total revenues	26,303	112,691	—	138,994
Expenses:
Solar and property operating expense	8,124	23,224	—	31,348
Management fees to related party	—	—	27,976	27,976
Expense reimbursement to related parties	—	—	2,290	2,290
Interest expense and other	10,352	124	103	10,579
General and administrative expense	1,618	1,478	3,863	6,959
Depreciation and amortization expense, net	10,725	27,339	—	38,064
Real estate tax	3,861	101	—	3,962
Total expenses	34,680	52,266	34,232	121,178
Other income (expense):
Other income	—	2,923	—	2,923
Interest income	6,340	684	700	7,724
Gain on investments in unconsolidated entities	—	8,297	—	8,297
Change in fair value of notes payable	(2,135)	(9,799)	—	(11,934)
Total other income (expense)	4,205	2,105	700	7,010
Net (loss) income	(4,172)	62,530	(33,532)	24,826
Net (loss) income attributable to non-controlling interests	(80)	10,049	(9,273)	696
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(4,092)	$52,481	$(24,259)	$24,130
Major Customers
The following table presents revenues from certain customers during the three and nine months ended September 30, 2025 and 2024 that individually exceeded 10% of total consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Solar customer #1	$8,015	$—	$19,817	$—
Solar customer #2	$7,497	$14,718	$16,508	$28,963
Solar customer #3	$14,759	$27,101	$20,749	$70,277
Real estate customer #1	$5,858	$6,183	$17,921	$18,228

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$3,179	$31
Contributions receivable	$—	$58
Accrued capital expenditures	$38,658	$58,596
Reclassification of property acquisition deposits to investments	$—	$12,019
Deemed capital contributions resulting from Epic merger	$6,148	$—
Solar assets acquired in connection with WEPCO	$391,887	$—
Other assets acquired in connection with WEPCO	$56,853	$—
Notes payable assumed in connection with WEPCO	$75,504	$—
Liabilities assumed in connection with WEPCO	$7,264	$—
Conversion of Convertible Note in connection with WEPCO	$117,596	$—
Non-controlling interest in connection with WEPCO	$304,492	$—
Additional Paid-In Capital in connection with WEPCO	$156,990	$—
Supplemental Cash Flow Disclosures:
Interest Paid	$9,054	$10,292
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to September 30, 2025:
The Fund accepted additional capital commitments of approximately $2.6 million.
On October 3, 2025, the Fund and another CIM-managed fund entered into a third Subscription and Contribution Agreement, pursuant to which the Fund and such other CIM-managed fund contributed certain interests relating to an additional solar project in exchange for common units in WEPCO (the “Phase 3 Contribution Transactions”). Following the Phase 3 Contribution Transactions, the Fund owns approximately 66.7% of the interests in WEPCO and continues to be the managing member of WEPCO. Following the Phase 3 Contribution Transactions, the Fund will remain the primary beneficiary of WEPCO and will continue to consolidate.
On October 16, 2025, the Fund entered into a Master Credit and Letter of Credit Agreement with City National Bank as lender for the purpose of establishing an unsecured letter of credit facility for the benefit of WEPCO solar project offtakers, with a maximum facility amount of $90 million. As of November 14, 2025, two letters of credit had been issued by the lender totaling $61 million, and no amounts had been drawn under the letters.
On November 7, 2025, the Fund and Westlands MM Investor, LLC (“MM Investor”), another CIM-affiliated entity, entered into Rescission Agreements and Subscription and Contribution Agreements (collectively, the “Rescission and Re-Contribution Documents”), whereby certain of their interests in solar projects that had been contributed to WEPCO on September 29, 2025, September 30, 2025 and October 3, 2025 (as applicable) were rescinded effective as of dates of the original contributions and then re-contributed, effective as of those same dates, to COZ 1, LLC (“COZ”) in exchange for common units in COZ. COZ then contributed, effective as of the dates of the original contributions by the Fund and MM Investor, as applicable, those same interests to WEPCO Holdings in exchange for common units in WEPCO. After giving effect to the Rescission and Contribution Documents, the Fund owns approximately 63.2% of the interests in WEPCO and 99% of the interests in COZ (with the remaining 1% interest in COZ being owned by MM Investor). COZ, in turn, owns approximately 3.5% of the interests in WEPCO. The Fund continues to be the managing member of WEPCO with an approximate 66.7% total ownership and will continue to consolidate.

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
During the nine months ended September 30, 2025 the Fund entered into agreements to form Westlands Electric Power Company, LLC (“WEPCO”), a power company intending to capitalize on the long-term, secular trends within the US energy markets. WEPCO is a newly-formed company that holds solar investments previously held by the Fund and other CIM-affiliated entities. The transaction was consummated over three phases, with the Fund eventually owning approximately 66.7% of the interests in WEPCO (whether directly or through subsidiaries) once the transaction was fully completed.
WEPCO consists of operating solar facilities, including those contributed by the Fund, as well as development projects that are expected to qualify for solar tax credits and generate revenue from off-taker agreements that have either been signed or are in active negotiations. WEPCO is expected to continue to invest in an ongoing pipeline of both renewable and non-renewable assets in the long run across opportunity zones.
We believe the formation of WEPCO is an attractive opportunity for the Fund to potentially unlock a premium attributable to future growth, diversification, and enhanced liquidity of a platform. WEPCO expects to fully fund the planned development projects with cashflows from its operating assets and loans collateralized by projects.
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
Portfolio Information
As of September 30, 2025, we had investments in 20 assets, including investments in unconsolidated entities, with a carrying value of $2.3 billion. During the nine months ended September 30, 2025, the Fund increased its interest in the Dallas Consolidated Joint Venture as a result of the Epic Merger, as further described in Note 9 — Management Fees, Incentive Allocation and Other Related-Party Transactions. Additionally during the nine months ended September 30, 2025, the Fund contributed its interests in solar projects, including one if its investments in unconsolidated entities, in exchange for interests in WEPCO, as further described in Note 2 — Summary of Significant Accounting Policies.
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

The following table provides summary information about our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Solar revenue	$30,429	$47,236	$(16,807)	$59,065	$112,691	$(53,626)
Rental and other property income	9,283	8,344	939	27,470	26,303	1,167
Total Revenues	39,712	55,580	(15,868)	86,535	138,994	(52,459)
Solar and property operating expense	9,621	11,721	(2,100)	27,899	31,348	(3,449)
Management fees to related party	10,423	9,640	783	30,958	27,976	2,982
Transaction-related costs	3,354	—	3,354	3,354	—	3,354
Expense reimbursement to related parties	772	700	72	2,552	2,290	262
Interest expense and other	3,005	3,615	(610)	9,186	10,579	(1,393)
General and administrative expense	2,680	3,793	(1,113)	7,454	6,959	495
Depreciation and amortization expense, net	9,858	13,499	(3,641)	29,618	38,064	(8,446)
Real estate tax	889	1,296	(407)	3,692	3,962	(270)
Total Expenses	40,602	44,264	(3,662)	114,713	121,178	(6,465)
Other income	28,541	—	28,541	31,223	2,923	28,300
Interest income	6,479	2,534	3,945	17,870	7,724	10,146
Realized gain on net investment in lease	—	—	—	117,364	—	117,364
Gain on investments in unconsolidated entities	2,675	308	2,367	4,297	8,297	(4,000)
Change in fair value of notes payable	(31,260)	(4,924)	(26,336)	(31,798)	(11,934)	(19,864)
Total other income (expense)	6,435	(2,082)	8,517	138,956	7,010	131,946
Net income	5,545	9,234	(3,689)	110,778	24,826	85,952
Net income attributable to non-controlling interests	303	637	(334)	15,032	696	14,336
Net income attributable to CIM Opportunity Zone Fund, L.P.	$5,242	$8,597	$(3,355)	$95,746	$24,130	$71,616
Solar revenue
The decrease in solar revenue of $16.8 million and $53.6 million, respectively, during the three and nine months ended September 30, 2025, compared to the same periods in 2024 was due to the Fund entering into power purchase agreements with lower overall fixed rates in 2025, partially due to the longer-term nature of the contracts, as compared to the agreements in place during the three and nine months ended September 30, 2024. In addition, we have separately recognized a realized gain on net investment in lease during the nine months ended September 30, 2025 related to a new power purchase agreement, as further described below.
Rental and other property income
The increase in rental and other property income of $939,000 and $1.2 million during the three and nine months ended September 30, 2025, compared to the same period in 2024 was primarily due to increased occupancy at the Fund’s operational properties subsequent to September 30, 2024.
Solar and property operating expense
The decrease in solar and property operating expense of $2.1 million and $3.4 million, respectively, during the three and nine months ended September 30, 2025, compared to the same periods in 2024 was primarily due to the amendment of solar contracts in 2025 which changed the basis of expense from volume to capacity.

Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $783,000 and $3.0 million, respectively, during the three and nine months ended September 30, 2025, compared to the same periods in 2024 was primarily due to an increase in NAV driven by additional capital raised. From September 30, 2024 to September 30, 2025 the Fund accepted an additional $67.9 million in capital contributions.
Transaction-related costs
Transaction-related costs during the three and nine months ended September 30, 2025 related to expenses incurred in connection with WEPCO. No such costs were incurred during the three and nine months ended September 30, 2024.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
Expense reimbursement to relates parties during the three and nine months ended September 30, 2025 remained relatively consistent compared to the same periods in 2024.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The decrease in interest expense and other of $610,000 and $1.4 million, respectively, during the three and nine months ended September 30, 2025, compared to the same periods in 2024 was primarily due to payments made on our notes payable during the period, along with decreased interest rates subsequent to September 30, 2024.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The decrease in general and administrative expenses of $1.1 million during the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to a one time non-recurring expense recognized during the three months ended September 30, 2024 which related to a tax assessment that was incurred in a previous period. The increase of $495,000 during the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to increased administrative fees resulting from increased investments at September 30, 2025, compared to during 2024.
Depreciation and amortization expense, net
The decrease in depreciation and amortization expense, net of $3.6 million and $8.4 million, respectively, during the three and nine months ended September 30, 2025, compared to the same periods in 2024 was primarily due to the derecognition of the leased solar assets resulting from the sales-type lease entered into during the nine months ended September 30, 2025.
Real estate tax
Real estate tax during the three and nine months ended September 30, 2025 remained relatively consistent compared to the same periods in 2024.
Other income
The increase in other income of $28.5 million and $28.3 million, respectively, during three and nine months ended September 30, 2025 compared to the same periods in 2024, was primarily due to a gain recognized on the termination of the Fund’s below-market REC agreement in connection with WEPCO during the three months ended September 30, 2025.
Interest income
Interest income consists of amounts received on interest-bearing accounts.

The increase in interest income of $3.9 million and $10.1 million, respectively, during the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily due to $5.0 million and $13.2 million in interest income relating to the sales-type lease recognized during the three and nine months ended September 30, 2025. The increase was partially offset by lower balances in our interest-bearing accounts.
Realized gain on net investment in lease
Realized gain on net investment in lease was $117.4 million during the nine months ended September 30, 2025 resulting from a sales-type lease in a power purchase agreement that was entered into during the nine months ended September 30, 2025. No such gain was recorded during the three months ended September 30, 2025 or during the three and nine months ended September 30, 2024.
Gain on investments in unconsolidated entities
Gain on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
The increase in gain on investments in unconsolidated entities of $2.4 million during the three months ended September 30, 2025, compared to the same period in 2024 was due to an increase in the valuation from market conditions of the portfolio assets held by the unconsolidated entities during the respective periods. The decrease of $4.0 million during the nine months ended September 30, 2025, compared to the same period in 2024, was due to a decrease in the valuation from market conditions of the portfolio assets held by the unconsolidated entities.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The change in fair value of notes payable during the three and nine months ended September 30, 2025 was $31.3 million and $31.8 million, respectively, compared to $4.9 million and $11.9 million during the three and nine months ended September 30, 2024, respectively. The change during the three and nine months ended September 30, 2025 primarily resulted from the conversion of the Fund’s Convertible note during the period. The changes during the three and nine months ended September 30, 2024 were due to the increases in valuation of our solar assets during the same period, which directly increased the fair value of the Fund’s $75.0 million Convertible Note, as further described in Note 3 — Fair Value Measurements and Note 7 — Debt.
Net income attributable to non-controlling interests
The change in net income attributable to non-controlling interests was due to net income allocated to the non-controlling interest holder of $303,000 and $15.0 million, respectively, during the three and nine months ended September 30, 2025, compared to a net income allocated to the non-controlling interest holder of $637,000 and $696,000 during the same periods in 2024.
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
We expect to obtain the liquidity and capital resources that we need over the short and long-term from cash on hand, the proceeds of our private offerings and from any undistributed funds from operations. For additional detail regarding our private offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Use of Proceeds from Registered Sales of Securities” in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.
We currently anticipate that our available capital resources, including the proceeds from our private offering and the proceeds from any financing arrangements we may enter into, when combined with cash flow generated from our operating assets, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.
Contractual Obligations
As of September 30, 2025, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $271.5 million and fair value of $265.8 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of September 30, 2025.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024
Net Cash Provided by Operating Activities	$8,029	$60,929
Net Cash Used In Investing Activities	(135,536)	(172,965)
Net Cash Provided by Financing Activities	12,504	88,568
Net Change In Cash And Cash Equivalents And Restricted Cash	$(115,003)	$(23,468)
As of September 30, 2025 and 2024, cash and cash equivalents and restricted cash totaled $225.6 million and $380.1 million, respectively.
Net cash provided by operating activities for the nine months ended September 30, 2025 was $8.0 million, compared to net cash provided by operating activities of $60.9 million during the nine months ended September 30, 2024. Cash flows provided by operating activities for both the nine months ended September 30, 2025 and 2024 primarily relates to rental and solar income received and interest income received on our cash-bearing accounts during the period. These inflows are offset by cash flows used in operating activities, which includes the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees.
Cash flows used in investing activities for both the nine months ended September 30, 2025 and 2024 primarily relates to acquisitions and additions to our investments.
Cash flows provided by financing activities for both the nine months ended September 30, 2025 and 2024 primarily relates to to capital contributions and proceeds from notes payable borrowings, offset by distributions paid and the repayment of notes payable.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2025 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of September 30, 2025, we have sold 1,915,665 units resulting in gross offering proceeds of approximately $2.1 billion. The following table represents units sold during the three and nine months ended September 30, 2025 and 2024:

Quarter Ended	Number of Units	Amount
March 31, 2024	21,992.16	$25,570,000
June 30, 2024	25,607.15	$29,978,010
September 30, 2024	49,787.35	$60,077,644
December 31, 2024	19,150.46	$23,108,578
March 31, 2025	8,858.41	$10,917,000
June 30, 2025 (1)	13,771.35	$17,027,175
September 30, 2025	13,559.13	$16,827,696
__________________________________
(1)Includes $6.1 million of deemed capital contributions resulting from the Epic Merger.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1
OZ Subscription and Contribution Agreement, dated September 29, 2025 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 13, 2025, File No. 000-56544)

10.2
OZ Subscription and Contribution Agreement, dated November 7, 2025 (effective as of September 29, 2025) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 13, 2025, File No. 000-56544)

10.3
OZ Subscription and Contribution Agreement, dated November 7, 2025 (effective as of October 3, 2025) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 13, 2025, File No. 000-56544)

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
_______________
*Filed herewith.
**    Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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
Date: November 14, 2025