Form 10-K
period 2025-12-31
CIM Opportunity Zone Fund, L.P.
filed 2026-03-26
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 16, 2026, there were 1,893,661 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding. The aggregate market value of our Limited Partnership Units held by non-affiliates is not determinable since there is no public trading market for our Limited Partnership Units.
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
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our ability to source adequate investment opportunities to efficiently deploy capital;
•the ability of our portfolio companies to achieve their objectives;
•our approach to artificial intelligence (“AI”);
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
CIM Overview
The Fund expects to benefit from CIM’s competitive advantages, including its vertically integrated team, community-based approach, disciplined underwriting and risk management. CIM’s vertically integrated real assets platform is supported by over 900 employees with multidisciplinary expertise, including research, acquisitions, credit analysis, development, finance, leasing and on-site property management capabilities.
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
Opportunity Zone Tax Benefits
As part of the One Big Beautiful Bill Act, U.S. federal tax legislation enacted into law on July 4, 2025, (“OBBBA”), Congress extended and modified the Opportunity Zone program initially enacted under the Tax Cuts and Jobs Act, a U.S. federal tax legislation enacted into law on December 22, 2017 (the “TCJA”), which provides tax benefits to encourage investments in designated low-income communities known as qualified Opportunity Zones. This is a brief summary of the benefits available to a prospective investor that invests in a “qualified opportunity fund” within the meaning of Section 1400Z-2 of the Code (a “QOF”). For more information, see “Risk Factors—Certain Regulatory, Tax and Legal Risks.”
•Deferral: Prospective investors can elect to invest gain from the sale or exchange of property within six months into a QOF. Investors are only required to invest an amount up to the amount of the gain, not the entire original investment, in the QOF to obtain the benefits of the QOF. In general, the gain from such sale or exchange of property is deferred until the earlier of (i) when the investor sells or exchanges its interest in the QOF (or certain other events occur) and (ii) (A) December 31, 2026, in the case of investments in a QOF made prior to December 31, 2026, and (B) in the case of investments in a QOF made after December 31, 2026, five years from the date of such investments (clauses (A) and (B) together, the “Inclusion Date”).

•Deferral End Date and 5-year and 7-year Basis Increases: Any deferred gain must be recognized no later than the Inclusion Date (or earlier if the investor sells its interests or certain other events occur). The amount of gain recognized is the difference between the amount of the gain originally deferred (or the fair market value of the QOF if less) and the investor’s tax basis in its interest. With respect to investments made prior to December 31, 2026, if the investor had held its interest for at least seven years by the time of recognition, the investor will only recognize 85% of the amount of gain originally deferred. If the investor had held its interest for at least five years by the time of recognition, the investor will only recognize 90% of the amount of gain originally deferred. With respect to investments made prior to December 31, 2026, in order to have a 5-year or 7-year holding period required for the 10% or 15% reduction, respectively, an investment in a QOF must have been made by December 31, 2021 or December 31, 2019, respectively. For example, if an individual investor sells property generating a $100 capital gain and elects to defer such gain by investing $100 in the Fund within 180 days of when the gain would otherwise be recognized for U.S. federal income tax purposes, then the investor would recognize the deferred gain on December 31, 2026, and, assuming the fair market value of the investor’s Fund interest is greater than $100 at that time, the investor will owe U.S. federal income tax of approximately $23.80 (assuming a 20% capital gains tax rate and a 3.8% “net investment income” tax). State income tax consequences vary by state. If the investor had made their investment on or before December 31, 2019 then they would only be required to recognize $85 of gain and owe U.S. federal income tax of approximately $20.23. If the investor had made their investment on or before December 31, 2021 then they would only be required to recognize $90 of gain and owe U.S. federal income tax of approximately $21.42. With respect to investments made prior to December 31, 2026, in order to have a 5-year holding period required for the 10% reduction, an investment in a QOF must be held for five years from the date of such investment.
•10-Year Permanent Exclusion Benefit: If the investor holds its interest in a QOF for at least 10 years, the investor can (i) elect to increase its tax basis in the QOF to fair market value on the date of a sale or exchange of the interest or (ii) under U.S. Treasury Regulations, elect to exclude from gross income some or all of the gains arising from the sale of some or all of the Opportunity Zone property by the QOF (“Ten-Year Benefit”). This allows the investor to exclude the appreciation on the originally invested gain from U.S. federal income tax, including any gain that would otherwise be subject to depreciation recapture under Sections 1245 or 1250 of the Code.
Competitive Advantages
The Fund benefits from three principal competitive advantages that CIM has developed for over 30 years. CIM believes the combination of these attributes positions the Fund to deliver attractive risk-adjusted returns for the Limited Partners.
Vertically Integrated Team
Established in 1994, CIM is a vertically integrated, community-focused real estate and infrastructure owner, operator, lender, and developer of real assets. CIM is led by its three original founders, Richard Ressler, Avi Shemesh and Shaul Kuba (together, the “Founding Principals”), alongside a senior leadership team of 14 Principals. As of December 31, 2025, CIM employs over 900 professionals.
Through CIM’s vertically integrated structure, CIM is able to leverage in-house expertise across the full life cycle of assets to drive value creation across the process. CIM has dedicated teams for sourcing/acquisition, credit analysis, development, financing, commercial leasing, onsite property management and distribution. These functions bring alignment of interests and deep expertise, allowing for disciplined business plan underwriting and effective risk management. The Firm also seeks to maximize synergies across its vertically integrated platform. The three investment platforms, real estate, infrastructure, and credit, leverage in-house expertise to create value within each investment.
CIM is headquartered in Los Angeles, California and has offices in Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Orlando, Florida, Phoenix, Arizona, London, UK and Tokyo, Japan. CIM also maintains additional offices with distribution staff and JV partnerships. As of December 31, 2025, CIM’s Assets Owned and Operated (“AOO”) was approximately $32.0 billion of assets across its vehicles. AOO represents the aggregate assets owned and operated by CIM on behalf of partners (including where CIM contributes alongside for its own account) and co-investors, whether or not CIM has discretion, in each case without duplication.
Each opportunity for the Fund will be overseen by a dedicated team that is responsible for taking assets from sourcing through underwriting, due diligence and Investment Committee (as defined below) approval, acquisition, management, development and disposition. As part of the process, the team will draw on CIM’s in-house real estate expertise in research, acquisition, credit analysis, development, finance, leasing and onsite property management capabilities. CIM’s deal teams are staffed with team members across departments and locations and deal teams work across CIM’s various strategies and asset types. As a result, the entire organization is focused on CIM’s strategies across all asset classes, including the Fund’s build-to-core program within CIM’s value-add strategy. An investment committee (the “Investment Committee”) comprised of a majority of CIM’s Principals, platform co-heads and a secondee from Mitsui & Co. with one legal observer and one compliance observer will be responsible for reviewing and approving proposals for the Fund’s acquisitions, development, re-development and dispositions. The Investment Committee has delegated its preliminary investment authority with respect to real estate equity investments to the Investment Committee – Preliminary Subcommittee. The full Investment Committee will grant final approval to move forward with an acquisition, including allowing a deposit to go non-refundable on a transaction. At any meeting of the Investment Committee, a majority of committee members, which must include all three Founding Principals, constitutes a quorum. Unanimous approval of the Founding Principals and the majority vote of all members present at an Investment Committee meeting at which a quorum is present is required for the acquisition or disposition of an investment. The size, composition and/or policies regarding quorum and/or voting privileges and the requirements of the Investment Committee may be changed from time to time.
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
Fund Strategy
Overview
As of December 31, 2025, the Fund has investments in 19 assets with a carrying value of $2.6 billion. The Fund’s strategy is to invest in entities that develop, re-develop, own and operate substantially diversified real estate and real estate-related assets in metropolitan markets primarily located throughout the United States and its possessions solely in Opportunity Zones. CIM believes that the critical mass of development and re-development in Opportunity Zones creates positive externalities, which enhance the value of Opportunity Zone real estate assets. CIM will target development and redevelopment of infrastructure and real estate assets in Opportunity Zones through CIM’s extensive network and its current opportunistic activities. The Fund’s portfolio investments relating to a particular project are typically held through a subsidiary of the Fund that holds a majority interest and is the sole manager or co-manager of the project. In cases where the Fund is a co-managing member, all major decisions made with respect to that portfolio asset require the consent of the Fund or its General Partner. For a list of portfolio assets, see “Item 2. Properties.”

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
Disposition
CIM actively monitors all assets by performing a periodic hold/sell analysis that evaluates the potential risks associated with continuing to hold the property as compared to selling the property in the current market, based on CIM’s estimate of its current market price, and potentially redeploying the capital received therefrom in new real asset opportunities. Among other factors, CIM evaluates market cycles, capital markets, projected cash yields and local real estate market conditions when performing a hold/sell analysis. CIM currently contemplates that Portfolio Assets will not be sold until the first investors in the Fund have had the opportunity to avail themselves of the Ten-Year Benefit. “Portfolio Assets” are assets that are held indirectly by the Fund through investments in limited liability companies, from time to time, including interests in individual real estate assets and/or real estate portfolios and infrastructure assets and businesses or similar assets or interests. Alternatively, the Fund may realize liquidity by means of the completion of one or more public offerings or other listings, whereby all or a portion of the interests in the Fund (or a successor vehicle or additional entity or entities utilized to implement such an offering) are sold. See “Item 1A. Risk Factors – Capital Contributions made to the Fund by a Limited Partner in respect of each Capital Commitment will be subject to the Lock-Up Period.”
Portfolio Information
As of December 31, 2025, we had interests in 19 investments with a carrying value of $2.6 billion. For additional information on the Fund’s portfolio investments, see “Item 2. — Properties” for a detailed listing of such properties.
During the year ended December 31, 2025, the Fund entered into agreements to form Westlands Electric Power Company, LLC (“WEPCO”), a power company intending to capitalize on the long-term, secular trends within the US energy markets. WEPCO is a newly-formed company that holds solar investments previously held by the Fund and other CIM-affiliated entities. The transaction was consummated over three phases, with the Fund eventually owning approximately 66.7% of the interests in WEPCO (whether directly or through subsidiaries) once the transaction was fully completed.
WEPCO owns operating solar projects, including those contributed by the Fund, as well as development projects that are expected to qualify for solar tax credits and generate revenue from off-taker agreements that have either been executed or are in active negotiations. WEPCO is expected to continue to invest in an ongoing pipeline of both renewable and non-renewable assets in the long run across Opportunity Zones.
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
Notwithstanding the above, we were also a “smaller reporting company” for the fiscal year ended December 31, 2025, which allowed us to take advantage of certain exemptions from certain reporting requirements.

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
•Our approach to AI;
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
The Fund may compete for suitable assets with other funds, as well as individuals, companies, strategic buyers, publicly traded real estate investment trusts (“REITs”), financial institutions, other institutional investors, sovereign wealth funds, hedge funds and investment funds associated with other financial sponsors or institutional investors, private equity and debt investors and credit vehicles. Further, a number of real estate funds and REITs have been formed for the purpose of investing in Opportunity Zones. Additional real estate funds, vehicles and REITs with similar objectives may be formed in the future (resulting in larger funds and vehicles). CIM believes that Opportunity Zone real estate and infrastructure assets remain an attractive sector and firms that have successful track records in exploiting opportunities within regions that are now classified as Opportunity Zones continue to raise capital, which further increases the competition for attractively priced real estate assets. Some of these competitors may have more relevant experience, greater financial resources and more personnel than the Fund and CIM. It is possible that competition for appropriate opportunities may increase as a result of the permanent extension of the Opportunity Zone program or as a result of the reduction in the number of qualifying census tracts (as discussed in more detail below), which may also require the Fund’s investment entities to potentially participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of opportunities available to the Fund through its investment entities and potentially adversely affecting the terms, including price, upon which acquisitions can be made. There can be no assurance that the Funds investment entities will be able to locate, consummate and operate assets that satisfy the Fund’s return target objectives or that the Fund will be able to deploy fully its committed capital. In addition, CIM’s strategies in certain prospective assets may depend on its ability to enter into satisfactory relationships with joint venture or operating partners. There can be no assurance that CIM’s current relationship with any such partner or operator will continue (whether on currently applicable terms or otherwise) with respect to the Fund or that any relationship with other such persons will be able to be established in the future as desired with respect to any sector or geographic market and on terms favorable to the Fund.
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
We qualify as an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make it more difficult to compare our performance with other public companies.
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
Notwithstanding the above, we were also a “smaller reporting company” for the fiscal year ended December 31, 2025, which allowed us to take advantage of certain exemptions from certain reporting requirements.
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
Further, because the Fund may deploy a portion of its assets in REITs, the Fund may also be subject to certain risks associated with direct holdings in REITs. REITs may be affected by changes in the value of their underlying properties and by defaults by borrowers or tenants. Furthermore, REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs depend generally on their ability to generate cash flow to make distributions to shareholders. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for the dividends paid deduction.
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
These factors may affect the level and volatility of real estate prices, which could impair the Fund’s profitability or result in losses. International political crises, such as the hostilities in Iran and Ukraine,may have indirect effects on U.S. markets, including through disruptions to equipment supply chains and energy related inputs relevant to solar projects and the real estate industry generally. In addition, general fluctuations in the market prices of securities and interest rates may affect the Fund’s opportunities and the value of the Portfolio Assets. The Fund’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on particular Portfolio Assets, as well as the Fund’s general businesses and operations.
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
The long-term macroeconomic effects of pandemics or epidemics (such as the COVID-19 pandemic) could have a material adverse impact on our financial performance and the financial performance of our affiliates and our investments.
While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects of pandemics and epidemics on global supply chains, inflation, labor shortages and wage pressures continue to affect many industries, including those of certain of our tenants.
Moreover, with the potential for new outbreaks or variants to emerge, governments and businesses may re-impose public health measures or other restrictions to slow the spread of disease. For these reasons, among others, the potential global impacts are uncertain and difficult to assess. Long-term macroeconomic effects of pandemics and epidemics, including supply and labor shortages, may materially adversely affect our results of operations and cash flows and the results of operations of our investments, and may adversely affect on our ability to source new investments and obtain financing.
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
Investments in renewable energy and related businesses and/or assets historically have received support from national, state and local governments and regulatory agencies intended to finance or otherwise facilitate their development; however, such support may not be available in the future.
Investments in renewable energy have historically received support in the U.S., but the extent of such support is variable and subject to change. Similar programs and initiatives may exist in certain jurisdictions, which may have more variable views on policies regarding renewable energy (and, for example, may be more willing or likely to reverse or alter such initiatives in favor of more carbon‑intensive forms of traditional energy generation). The combined effect of these programs is to partially subsidize the development, ownership and operation of renewable energy projects, particularly in an environment where the low cost of fossil fuel may otherwise make the cost of producing energy from renewable sources uneconomic. The operation and financial performance of any renewable energy investment may be materially dependent on governmental policies and regulatory frameworks that support renewable energy sources. There can be no assurance that government support for renewable energy will continue, that favorable legislation will be enacted or remain in effect, or that the electricity produced by the renewable energy investments will continue to qualify for support under applicable renewable portfolio standards or similar programs. The elimination, or reduction of government policies that support renewable energy could have a material adverse effect on the Fund’s renewable energy investments’ financial condition or results of operations. To the extent that tax credits (including as a result of the OBBBA), other favorable tax treatment or other forms of governmental support for renewable energy are modified, reduced or eliminated, the Fund’s renewable energy investments may be materially adversely affected.
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
Our approach to artificial intelligence may not be successful and could adversely affect our business.
We have incorporated and expect to continue to incorporate the use of AI within our business, and these solutions and features may become more important to our operations over time. Our research and development of AI remains ongoing. There can be no assurance that we will realize the desired or anticipated benefits or cost-efficiency objectives of, and we may fail to properly implement, such technology. AI presents risks, challenges and unintended consequences that could affect our adoption and use of this technology. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as reputational harm. Future regulations could impose restrictions on the use of these technologies or require us to implement costly compliance measures. Finally, public perception of new technologies (including AI), such as concerns about data privacy and algorithmic bias, could affect customer acceptance of technology-driven services, which could harm our reputation and business.
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
We will incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees and Sarbanes-Oxley Act of 2002, as amended (“SOX”) compliance costs. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and other SEC filings. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company” as applicable. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of SOX.
We were also a “smaller reporting company” for the fiscal year ended December 31, 2025, which allowed us to take advantage of certain exemptions from certain reporting requirements. We no longer qualify as a “smaller reporting company” and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to smaller reporting companies. We expect that the loss of our smaller reporting company status and compliance with various additional reporting requirements will increase our legal and financial compliance costs.
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
The OBBBA has made many major changes to U.S. federal income tax law.
The OBBBA made significant changes to U.S. federal income tax law. The OBBBA made changes to the TCJA, including with respect to the Opportunity Zone statute. The OBBBA has also made substantial modifications to the Inflation Reduction Act of 2022 (the “IRAct”), including a number of changes that significantly impact the future availability of ITCs under Section 48E of the Code. Ambiguities surrounding various aspects of the OBBBA together with uncertainty about the nature and timing of regulations that will be promulgated to implement such legislation, may create uncertainty in financial markets and create other unknown risks. Changes or modifications in existing judicial decisions or in the current positions of the U.S. Internal Revenue Service (“IRS”) or any other tax authority and the passage of new legislation could substantially modify the tax treatment described in this registration statement, possibly on a retroactive basis.
The OBBBA has extended the Opportunity Zone program indefinitely and introduced new reporting requirements for QOFs and qualified opportunity zone businesses. In addition, for investments in QOFs made after December 31 2026, changes include replacing the December 31, 2047 sunset on exclusion of post-investment appreciation with a 30-year rolling horizon beginning from the date of the investment, implementing a new rolling recognition rule (whereby gains deferred under the Opportunity Zone program will be recognized on the fifth anniversary of the investment date) and eliminating the Seven-Year Benefit. The OBBBA has also imposed increased criteria (including, lowering the median family income threshold from 80% to 70%, limiting the “poverty rate” test to census tracts with a median family income at or below 125% of the applicable statewide or metropolitan median and repealing the “contiguous tract” rule) for a census tract to be designated as a qualified Opportunity Zone after December 31, 2026. These changes are expected to reduce the number of qualifying census tracts, potentially limiting the Fund’s ability to identify and close on Opportunity Zone investments. We will continue to monitor and assess any guidance issued in respect of these new OZ rules and expect to take reasonable steps to reduce any adverse impacts resulting from such guidance, if any.
The OBBBA also contains a number of changes to the IRAct that significantly impact the availability of the ITCs under Section 48E of the Code, including the accelerated sunsetting of certain investment tax credits, and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027. On July 7, 2025, a federal executive order was issued directing the Secretary of the Treasury to issue new and revised guidance on the interpretation of “begin construction” requirements for wind and solar facilities. Pursuant to this executive order, the U.S. Department of Treasury issued IRS Notice 2025-42. IRS Notice 2025-42 largely eliminates the “five percent safe harbor,” which previously allowed taxpayers to establish that their projects have “begun construction” by the relevant deadline by incurring 5% or more of the applicable project costs, and instead generally requires taxpayers to satisfy the “physical work test” in order to establish that their projects have “begun construction” by the relevant deadline. However, IRS Notice 2025-42 generally retains the “continuity safe harbor,” under which projects that begin construction by December 31, 2025, and are placed in service within four years thereafter generally should qualify for the clean energy tax credits. The Fund’s current investments that generate ITCs are not expected to be impacted by the OBBBA changes. Nevertheless, the Trump administration may continue to issue executive orders and/or additional guidance may be issued that impose additional restrictions on the IRAct or other relevant laws or regulations. The Fund will continue to monitor and assess any guidance issued under the executive order or otherwise, including with respect to the impact on future investments.
The Fund cannot predict whether the U.S. Congress or any other legislative body will enact additional tax legislation under the Trump administration or whether the IRS or any other tax authority will issue new regulations or other guidance, nor can it predict what effect such legislation or regulations might have. There can be no assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on the Fund’s investment performance, the Fund’s ability to qualify as a QOF and/or an investor’s ability to utilize the tax benefits of the QOF regime or tax credits generated by renewable energy projects.
Census tracts may cease to qualify as Opportunity Zones.
Under the OBBBA, the designation of Opportunity Zones is subject to a decennial (every 10 years) review and redesignation process, with the first such determination scheduled for July 1, 2026 and to be effective January 1, 2027. As a result, census tracts that are currently designated as Opportunity Zones may not be redesignated as Opportunity Zones as part of the July 1, 2026 redesignation process (or future decennial redesignation processes). Nothing in the existing QOZ statutes or regulations would cause existing investments located in census tracts designated as QOZs to lose their status as qualifying investments if the census tract in which the investment is located is not re-designated in a future decennial redesignation period. Under existing Opportunity Zone regulations, current designations as Opportunity Zones expire on December 31, 2028 and this was not changed by the OBBBA. However, to the extent a census tract is not redesignated as an Opportunity Zone following the first decennial determination, there is uncertainty as to whether investments made in such census tract after such determination but prior to the expiration of its current designation will be treated as investments in Opportunity Zones for purposes of the QOF rules. While it is generally anticipated that existing Opportunity Zone designations will be “grandfathered” for these purposes, the Treasury has not issued definitive guidance on this issue, and there can be no assurance that future regulations or administrative guidance will provide for full “grandfathering” or will not impose additional requirements or limitations. This uncertainty may adversely affect the Fund’s ability to deploy and therefore call Capital Commitments during this interim period given the risk that current Opportunity Zone designations are deemed to have expired.
The Fund may not meet the Asset Test in the future.
To qualify as a QOF, at least ninety percent (90%) of the assets of the Fund must be “qualified opportunity zone property” (the “Asset Test”) as described in “Business—Opportunity Zone Tax Benefits.” The Fund must meet this test based on an average of its holdings measured twice each year. Qualified opportunity zone property includes “qualified opportunity zone business property,” as well as certain interests in domestic partnerships and domestic corporations that are treated as engaged in a “qualified opportunity zone business.” Generally, qualified opportunity zone business property is tangible property used in a trade or business that meets certain specified requirements and is located in Opportunity Zones pursuant to certain requirements in the Code. The Fund may not be able to satisfy the Asset Test because it cannot deploy capital in a timely manner, faces construction delays, there are delays in receiving governmental approvals or due to other factors outside the Fund’s control. In addition, the Fund’s ability to satisfy the Asset Test may be impaired if the Fund holds assets through multiple entities that are classified as partnerships or corporations for U.S. federal income tax purposes. In such cases, the Fund may be subject to penalty taxes as provided under the Code (unless it is eligible for a reasonable-cause exception) and may fail to qualify as a QOF.
Investors must make appropriate timely investments and elections in order to take advantage of the tax benefits of a QOF.
For an investor to receive the QOF tax benefits that the Fund is intended to enable, the investor must make a timely investment of capital gains in the Fund and timely elect to treat such investment as a QOF investment under the Code. In particular, in general, an investor must generate any capital gain it wishes to defer by investing in the Fund from a sale or exchange to an unrelated party within 180 days of the investment in the Fund (certain special rules may apply to investors who are partners in partnerships or shareholders in Subchapter S Corporations and who have certain types of gain (e.g. “1231 gains”)). Investors that make multiple investments in the Fund may have a blended holding period in their Units. This may extend the period the investor must hold the Units in order to qualify for Ten-Year Benefit as described in “Business—Opportunity Zone Tax Benefits” and, in the case of investments in the Fund made after December 31, 2026, the entire 10 percent (10%) step-up in adjusted tax basis for QOF interests held for five years. Investors should consult with their own tax advisors to ensure that capital gain they wish to invest is eligible for the QOF regime.
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
Investors Must Hold Units of the Partnership for at Least Ten Years to Avoid Recognizing Gain on the Sale of Partnership Interests.
In order to qualify for the Ten-Year Benefit upon a sale of Units, which allows the investor to not recognize any gain or be subject to depreciation recapture under Sections 1245 or 1250 of the Code on the post-investment appreciation of the contributed capital, the investor must hold the Units for at least ten years. As mentioned above, multiple investments in the Fund made at different times may cause the investor to have a blended holding period in its Units. Thus, in order to meet the ten-year holding period, the investor may need to hold the Units for ten years after the investor’s final investment in the Fund.
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
The ability for investors to use any losses and credits that the Fund generates may be limited. Under the Code, an investment in a QOF has an initial tax basis of zero except as specifically adjusted in the QOF statute, in which case the investor will not be able to claim any deductions, losses or credits that would reduce adjusted tax basis below zero under the general rule that deductions cannot reduce adjusted tax basis below zero. Under U.S. Treasury Regulations, debt incurred by the Fund will create basis with respect to an investment in the QOF, which may permit investors to utilize deductions. Losses and credits generated by the Fund may also be subject to the restrictions under the “passive activity” rules of the Code. Prospective investors are urged to consult their tax advisors for advice on the ability to use any losses and credits generated by the Fund.

Sales of assets by the Fund may result in double taxation or result in an investor’s inability to qualify for all or a part of the Ten-Year Benefit.
If the Fund sells any assets, under generally applicable partnership tax law principles, any gain from such sale will be allocated to the investors in the Fund and increase their tax basis of their investment in the Fund. However, it is not clear whether income allocations would increase the investor’s adjusted tax basis in the Fund, because the QOF rules state the tax basis of an investment in QOFs is zero except as specifically adjusted in the QOF statute and U.S. Treasury Regulations (and not the general rules associated with the taxation of partnership interests, which generally increase an investor’s tax basis in a partnership interest for income and gain allocated to such investor). If there were no increase in adjusted tax basis as a result of the income and gain allocation and the Fund were to redeem an investor’s interest, such investor may receive a distribution in excess of adjusted tax basis and therefore pay tax twice on the same gain. If an investor has held its interest in the Fund for ten years or more, such investor may obtain the Ten-Year Benefit by electing to exclude from gross income some or all of the gain arising from the sale of Opportunity Zone property held by the Fund. If an investor makes a valid election to exclude gain from gross income, the investor’s allocable share of the net proceeds from such gain will be deemed to be distributed to the investor in cash and then recontributed by the investor to the Fund as a non-qualified investment. As of December 31, 2025, the Fund does not expect to sell assets until the first investors in the Fund are eligible for the election to exclude gains from gross income pursuant to the Ten-Year Benefit with respect to their entire interests in the Fund (i.e., ten years after the last capital call with respect to such interests), though no guarantee can be given in this regard and in certain circumstances the Fund may sell assets before some or all investors are able to avail themselves of such election.
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
Under the QOF rules, the amount of capital gain an investor contributes to a QOF is deferred until the earlier of (i) the date on which the interest in the QOF is sold or exchanged (or certain other events occur) and (ii) the Inclusion Date. At such time, the investor is required to recognize capital gain in an amount equal to the lesser of (x) the full amount of the capital gain or (y) the fair market value of the interest as determined at such time. The Fund may not provide tax distributions or other cash to investors to pay any tax liability with respect to the deferred gain when it is recognized. Investors should consult their own tax advisors in determining whether an interest in the QOF has been sold or exchanged for purposes of this deferral provision.
Increased reporting and compliance costs and risk of penalties under the OBBBA.
The OBBBA has significantly expanded reporting and compliance obligations on QOFs, including the Fund. The new regime requires detailed annual information returns, substantially increasing the scope and complexity of data that must be collected, verified, and reported to the U.S. Department of the Treasury. As a result, compliance with the new reporting requirements will impose additional administrative costs on the Fund. In addition, if the Fund fails to comply with these new reporting requirements, it may be subject to penalties of up to $50,000, with enhanced penalties for intentional non-compliance. The increased compliance costs and penalties, if any, may adversely affect the Fund’s operations and returns.

The Fund engaged in certain transactions in 2025 which may impact its ability to qualify as a QOF and/or require investors in the Fund to recognize income in respect of their deferred gain
During the year ended December 31, 2025, the Fund entered into the EPIC Merger and WEPCO transactions described herein pursuant to which the Fund acquired and consolidated assets and liabilities from other entities (via contribution or merger), in part in a manner intended to qualify as a “merger or consolidation” within the meaning of U.S. Treasury Regulations Section 1.1400Z2(b)-1(c)(6)(ii)(C)(2) and in part as a tax-deferred contribution governed by Section 721(a) of the Code (the “Intended Tax Treatment”). In connection with these transactions, the Fund has received advice from qualified tax advisors that the transactions should qualify for the Intended Tax Treatment and should not result in an “inclusion event” within the meaning of U.S. Treasury Regulations Section 1.1400Z2(b)-1(c)(1). Accordingly, we do not expect these transactions to adversely affect the Fund’s ability to satisfy the Asset Test and hence its ability to qualify as a QOF, nor do we expect them to cause investors in the Fund to recognize income in respect of their deferred gain. However, the advice and opinions received represent the judgment of counsel and are not binding on the IRS or any court. We have not requested, and do not intend to request, a ruling from the IRS regarding the U.S. federal income tax consequences of these transactions. As a result, there can be no assurance that the IRS will not disagree with or challenge the Intended Tax Treatment or any of the conclusions reached by counsel, or that a court would sustain such treatment if challenged. If the IRS were to successfully assert a contrary position, the Fund’s ability to satisfy the Asset Test and hence maintain its status as a QOF could be adversely affected, and/or investors in the Fund could be required to recognize income in respect of their deferred gain, either of which could have a material adverse effect on investment returns.
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
If the IRS audits the Fund under the partnership audit rules enacted by the Bipartisan Budget Act of 2015 (the “BBA Rules”), the Fund itself will generally be responsible for paying any “imputed underpayment” of tax resulting from audit adjustments (including interest and penalties) in the taxable year during which the audit is finalized, unless the Fund makes an election pursuant to Section 6226 of the Code (which the Fund may or may not make). If the Fund makes such election, the audit adjustments (together with interest and penalties) at the Fund level will be assessed against the partners of the Fund.
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
The Fund has invested, and may continue to invest, in projects that generate investment tax credits (“ITCs”). Certain ITCs are subject to “recapture” if the projects are sold or cease to be qualifying property (e.g., the facility ceases to be in service) within five years of such projects being placed in service (the “Recapture Period”). The recapture is 100% of the ITC if it occurs within the first year after the project is placed in service and then reduces on a ratable basis (i.e., 20% per year) over each succeeding year within the Recapture Period. ITC investments may be made by entities treated as partnerships for U.S. federal income tax purposes. In such cases, a recapture event could include a direct or indirect sale of the applicable partnership interests or a reduction in a partner’s direct or indirect share of profits of such partnership during the Recapture Period. Situations could arise where a recapture event occurs at the partner level and the Fund is required to make a recapture payment to the Internal Revenue Service. For example, it is possible that the Fund might own an investment through a partnership (the “Investing Partnership”) that directly owns the facility that generates an ITC. If ITCs with respect to such investment are claimed, such ITCs may be allocated to the Fund in respect of its ownership of such facility through the Investing Partnership, or such ITCs could be sold by the Investing Partnership. Claimed ITCs may be subject to recapture if during the Recapture Period the Fund has its proportionate interest in the general profits of the Investing Partnership (or in the facility) reduced below two-thirds of its proportionate interest in the general profits of such Investing Partnership (or in the facility) for the year in which such facility was placed in service. The foregoing may occur as a result of a sale of an interest in Investing Partnership, the admission of a new investor in Investing Partnership, or the operation of distribution provisions in partnership agreements for Investing Partnership that reduce the Fund’s distribution entitlements with respect to such facility by more than one-third as compared to such entitlements in the year the facility was placed in service. If recapture were to occur, the Fund could owe certain tax liabilities, including penalties and interest, based on the recaptured ITCs. If such ITCs were sold to a third-party purchaser for a price that is less than the amount of the ITCs transferred, the amount of recapture could exceed the cash received for the sale of such ITCs. As of December 31, 2025, two Investing Partnerships sold certain ITCs generated by their renewable energy projects and the Fund distributed its share of the proceeds from such sale to Limited Partners. The ITCs from such transaction may be subject to full or partial recapture for five years as described above. Furthermore, Limited Partners that receive distributions of proceeds from the sale of ITCs could be subject to recapture with respect to such ITCs if the investor redeems or transfers an interest in the Fund such that their entitlement to distributions from the Fund is reduced by more than one third as compared to the year in which the project that generated the ITC was placed in service.
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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
For further discussion of cybersecurity risks, see “Item 1A. Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and or damage to our business relationships, all of which could negatively impact the Fund.”
Management Oversight of Cybersecurity Risk Management
CIM’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation. The Committee consists of CIM’s Head of Enterprise Technology, CIM’s Chief Compliance Officer (the “CCO”), CIM’s Head of Transformation as well as representatives from CIM’s operations, technology and compliance departments as needed. The Committee is responsible for CIM’s cybersecurity policy and overseeing the activities of CIM’s cybersecurity practices, including assessing CIM’s risks and controls. The Committee is chaired by CIM’s Head of Enterprise Technology and collectively the group has more than 30 years’ experience in the field of information technology, cybersecurity and adjacent roles, including serving on cybersecurity advisory councils. In addition, members of the Committee have relevant industry experience in enterprise risk management and compliance.
The Committee has established a Cybersecurity Subcommittee (the “Subcommittee”). The Subcommittee consists of, among others, the CCO, CIM’s Head of Transformation, the chief financial officers of CIM companies that are subject to the SEC’s cybersecurity rule adopted in 2023 and are managed by CIM. The Subcommittee is tasked with assisting CIM-managed companies that are subject to the SEC’s cybersecurity rule adopted in 2023, including us, in complying with such cybersecurity rule.
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
The following table describes our operational infrastructure and real estate assets as of December 31, 2025 (dollar amounts in thousands):

Investment Description	Acquisition Date	Cost (1)	Material Asset Level Encumbrances	Asset Description	Occupancy	Material Leases/Power Purchase Agreements
Operational Assets
Energy — Lemoore, CA(2)(3)	12/13/2019	$1,150,076	$284,802	A power company that owns and operates renewable power projects in California. The company’s portfolio comprises seven assets, including five operational assets and two construction ready assets.	N/A	Of the five operational projects, four have contractual revenues and one is selling power on the spot market
Multifamily — Atlanta, GA	6/30/2022	$92,500	$50,000	304 residential units and 16,480 SF of retail space	N/A	The Fund has signed a 4,729 SF lease through 9/30/2036 with a restaurant tenant
Hotel — Atlanta, GA	6/30/2022	$141,600		292 Key Hotel and 5,800 SF of rooftop retail space	19%	N/A
Multifamily — Los Angeles, CA	6/1/2022	$15,998		20,271 SF residential (24 units) and 1,111 SF retail space	100%	Residential units leased for 12-month leases with individual tenants.
Multifamily — Washington D.C.	7/27/2021	$58,488	$71,000	301 residential units with 18,269 SF commercial space	90%	Residential units leased for 12-month leases with individual tenants. Commercial space is fully leased to a pre-school operator until August 31, 2036.
Office — Dallas, TX	6/4/2021	$97,604	$124,369	472,495 square feet ("SF") Grade - A office space with 15,707 SF retail space	92%	450,000 SF of the office space is leased to a publicly traded technology company until December 31, 2032.
Office — Los Angeles, CA	5/10/2022	$12,728	$—	16,000 SF office with 3,557 SF retail space	100%	The entire office space is leased to a member-only social club until December 31, 2032.
Office — Los Angeles, CA	10/1/2019	$56,108	$—	90,885 SF office with a 273-space parking structure	10%	The Fund has signed two leases at the space. One on the ground floor through November 30, 2035 and another on the third floor through August 31, 2031.
Office — Los Angeles, CA	1/4/2021	$35,512	$—	55,693 SF office with 9,000 SF of adaptive use space	3%	A ground floor space is leased to a bank through September 30, 2032.
Office — Los Angeles, CA	12/2/2021	$7,554	$—	9,074 SF office - 6,859 SF parking	67%	The Property is currently 67% occupied. The Fund has signed two leases at the space. One for 1,482 SF through 11/30/2027 and another for 4,477 SF through 05/31/2031.

Investment Description	Acquisition Date	Cost (1)	Material Asset Level Encumbrances	Asset Description	Occupancy	Material Leases/Power Purchase Agreements
Office — Los Angeles, CA	4/20/2023	$6,120	$—	6,518 SF creative office	0%	N/A
Retail — Los Angeles, CA	5/13/2024	$2,465	$—	~6,400 SF retail building	91%	The Property is currently 91% occupied, with 5,798 SF leased and a weighted average lease term of 2.6 years.
__________________
(1)Represents the Fund’s proportionate cost of the investment.
(2)The Fund owns an 66.7% equity interest in the asset.
(3)During the year ended December 31, 2025, the Fund’s non-interest bearing $75.0 million note payable maturing on December 31, 2027 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”) was converted by the lender into equity in the investment.Investment had a loan agreement with an affiliated vehicle managed by CIM (the “Lender”) in the principal amount of up to $75.0 million, which was converted by the lender into equity in the investment as of December 31, 2025.

The following table describes our infrastructure and real estate assets under development as of December 31, 2025 (dollar amounts in thousands):

Investment Description	Acquisition Date	Cost (1)	Material Asset Level Encumbrances	Asset Description
Assets Under Development
Multifamily — Los Angeles, CA	6/1/2022	$67,062	$—	90,244 SF residential (109 units) and 14,657 SF retail space
Multifamily — Los Angeles, CA	6/1/2022	$35,622	$—	57,287 SF residential (74 units) and 9,150 SF retail space
Multifamily — Los Angeles, CA	3/15/2023	$71,524	$—	111,000 SF residential (168 units) and 40,000 SF retail space
Multifamily — Los Angeles, CA	3/30/2023	$23,005	$—	79,529 SF residential (146 units) and 8,181 SF of retail space
Retail — Los Angeles, CA	3/1/2023	$25,139	$—	27,000 SF experiential retail building
Multifamily — Los Angeles, CA	3/26/2024	$8,688	$—	32,960 SF affordable residential (116 units) with 1,800 SF of ground-floor retail space and 66 parking stalls
Multifamily — Los Angeles, CA	3/26/2024	$16,687	$—	Development of a 40-unit residential building with 995 SF ground-floor retail space and 52 parking stalls
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of December 31, 2025, the Fund had 1,893,661 limited partnership units outstanding, held by a total of 3,057 limited partners (holders of units).
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
Recent Sales of Unregistered Securities
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of December 31, 2025, we have sold 1,956,460 units resulting in gross offering proceeds of approximately $2.2 billion. The following table summarizes our sales of unregistered securities for each of the last three fiscal years:

Quarter Ended	Number of Units	Amount
March 31, 2023	54,160.88	$63,785,007
June 30, 2023	48,650.76	$56,416,686
September 30, 2023	179,530.58	$205,533,314
December 31, 2023	26,792.03	$30,041,390
March 31, 2024	21,992.16	$25,570,000
June 30, 2024	25,607.15	$29,978,010
September 30, 2024	49,787.35	$60,077,644
December 31, 2024	19,150.46	$23,108,578
March 31, 2025	8,858.41	$10,917,000
June 30, 2025	13,771.35	$17,027,175
September 30, 2025	13,559.13	$16,827,696
December 31, 2025	40,795.11	$55,462,990
Distributions and Reinvestment
The Fund may distribute available current proceeds pro rata to the Partners in accordance with their percentage interests at such time and in such amounts, if any, as determined by the General Partner in its discretion. Any distributions shall be made in cash and/or in-kind, as determined by the General Partner in its reasonable discretion and shall be made pro rata to the Partners in accordance with their percentage interests. As of December 31, 2025, the Fund has made total income distributions of $206.0 million to all the Partners. As an open-ended Opportunity Zone Fund, the distribution of profits to the partners is typically deferred until the year of the applicable Inclusion Date.
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
During the year ended December 31, 2025, the Fund entered into agreements to form Westlands Electric Power Company, LLC (“WEPCO”), a power company intending to capitalize on the long-term, secular trends within the US energy markets. WEPCO is a newly-formed company that holds solar investments previously held by the Fund and other CIM-affiliated entities. The transaction was consummated over three phases, with the Fund eventually owning approximately 66.7% of the interests in WEPCO (whether directly or through subsidiaries) once the transaction was fully completed.
WEPCO owns operating solar projects, including those contributed by the Fund, as well as development projects that are expected to qualify for solar tax credits and generate revenue from off-taker agreements that have either been executed or are in active negotiations. WEPCO is expected to continue to invest in an ongoing pipeline of both renewable and non-renewable assets in the long run across Opportunity Zones.
Portfolio Information
As of December 31, 2025, we had interests in 19 investments with a carrying value of $2.6 billion. During the year ended December 31, 2025, the Fund increased its interest in the Dallas Consolidated Joint Venture as a result of the Epic Merger, and the Fund contributed its interests in solar projects, including both of its investments in unconsolidated entities, in exchange for interests in WEPCO.

Results of Operations
The following table provides summary information about our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Solar revenue	$77,327	$152,239	$(74,912)
Rental and other property income	38,464	35,692	2,772
Total revenues	115,791	187,931	(72,140)
Solar and property operating expense	38,879	44,151	(5,272)
Management fees to related party	40,762	38,027	2,735
Transaction-related costs	3,586	—	3,586
Expense reimbursement to related parties	4,090	2,718	1,372
Interest expense and other	14,596	13,948	648
General and administrative expense	10,592	9,627	965
Depreciation and amortization expense, net	49,081	55,179	(6,098)
Real estate tax	6,618	4,990	1,628
Total expenses	168,204	168,640	(436)
Interest income	25,194	9,783	15,411
Other income	31,337	2,923	28,414
Realized gain on net investment in lease	117,364	—	117,364
Gain (loss) on investments in unconsolidated entities	4,297	(20,624)	24,921
Change in fair value of notes payable	(31,912)	(16,756)	(15,156)
Total other income (expense)	146,280	(24,674)	170,954
Net income (loss)	93,867	(5,383)	99,250
Net income attributable to non-controlling interests	15,166	1,201	13,965
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$78,701	$(6,584)	$85,285
Solar revenue
The decrease in solar revenue of $74.9 million during the year ended December 31, 2025, compared to the same period in 2024 was due to the the Fund entering into power purchase agreements with lower overall fixed rates in 2025, partially due to the longer-term nature of the contracts, as compared to the agreements in place during the year ended December 31, 2024. The decrease was partially offset by increased revenue resulting from the increased interests in solar projects that the Fund received as part of the WEPCO transaction. In addition, we have separately recognized a $117.4 million realized gain on net investment in lease during the year ended December 31, 2025 related to a new power purchase agreement, as further described below.
Rental and other property income
The increase in rental and other property income of $2.8 million during the year ended December 31, 2025, compared to the same period in 2024 was primarily due to increased occupancy at the Fund’s operational properties subsequent to December 31, 2024. The increase was also due to an investment property previously under development being placed into service during the current year.
Solar and property operating expense
The decrease in solar and property operating expense of $5.3 million during the year ended December 31, 2025, compared to the same period in 2024 was primarily due to the amendment of solar contracts in 2025 which changed the basis of expense from volume to capacity. The decrease was partially offset by increases in operating expenses in connection with the hotel placed in service during the year ended December 31, 2025.

Management fees to related party
Management fees are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $2.7 million during the year ended December 31, 2025, compared to the same period in 2024 was primarily due to an increase in NAV driven by additional capital raised. From December 31, 2024 to December 31, 2025, the Fund accepted an additional $100.2 million in capital contributions.
Transaction-related costs
Transaction-related costs during the year ended December 31, 2025 were related to expenses incurred in connection with the WEPCO transaction. No such costs were incurred during the year ended December 31, 2024.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $1.4 million during the year ended December 31, 2025, compared to the same period in 2024 was primarily due to expenses incurred in connection with the WEPCO transaction.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The increase in interest expense and other of $648,000 during the year ended December 31, 2025, compared to the same period in 2024 was primarily due to tax related interest assessed during the period, offset by decreased interest rates subsequent to December 31, 2024.
General and administrative expenses
General and administrative expenses consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $965,000 during the year ended December 31, 2025, compared to the same period in 2024, was primarily due to increased legal fees in connection with the WEPCO transaction during the year ended December 31, 2025, compared to the same period in 2024.
Depreciation and amortization
The decrease in depreciation and amortization expense of $6.1 million during the year ended December 31, 2025, compared to the same period in 2024 was primarily due to the derecognition of the leased solar assets resulting from the sales-type lease entered into during the year ended December 31, 2025. The decrease was partially offset by depreciation and amortization expense from assets placed in service during the year ended December 31, 2025.
Real estate tax
The increase in real estate tax of $1.6 million during the year ended December 31, 2025, compared to the same period in 2024 was due to increased property taxes in relation to reassessments of the Fund’s properties that became operational during the current year.
Interest income
Interest income consists of amounts received on interest-bearing accounts.
The increase in interest income of $15.4 million during the year ended December 31, 2025, compared to the same period in 2024 was primarily due to $18.0 million in interest income relating to a sales-type lease recognized during the year ended December 31, 2025. The increase was partially offset by lower balances in our interest-bearing accounts.
Other income
The increase in other income of $28.4 million during the year ended December 31, 2025, compared to the same period in 2024, was primarily due to a gain recognized on the termination of the Fund’s below-market REC agreement in connection with Phase 2 of the WEPCO transaction during the year ended December 31, 2025.

Realized gain on net investment in lease
Realized gain on net investment in lease was $117.4 million during the year ended December 31, 2025 resulting from a sales-type lease in a power purchase agreement that was entered into during the year ended December 31, 2025. No such gain was recorded during the year ended December 31, 2024.
Gain (loss) on investments in unconsolidated entities
Gain (loss) on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
Gain on investments in unconsolidated entities was $4.3 million during the year ended December 31, 2025 compared to the $20.6 million loss for the same period in 2024. The change was due to an increase in the valuation of the portfolio assets held by the unconsolidated entities. Both of the Fund’s investments in unconsolidated entities were contributed to WEPCO during the year ended December 31, 2025, as further discussed in Note 2 — Summary of Significant Accounting Policies and Note 4 — Investments in Real Estate.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The change in fair value of notes payable was $31.9 million during the year ended December 31, 2025, compared to $16.8 million during the same period in 2024. The change primarily resulted from the change in fair value of the Fund’s Convertible Note prior to its conversion during the period, as further described in Note 3 — Fair Value Measurements and Note 7 — Debt to the consolidated financial statements in this Annual Report on Form 10-K.
Net income attributable to non-controlling interests
The change in net income attributable to non-controlling interests was primarily due to increased income at the Fund’s infrastructure segment, the interests of which are 33.3% held by non-controlling interest holders subsequent to the WEPCO transaction. Net income allocated to the non-controlling interest holders was $15.2 million during the year ended December 31, 2025, compared to a net income allocated to the non-controlling interest holders of $1.2 million during the same period in 2024.
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
Contractual Obligations
As of December 31, 2025, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $530.2 million and fair value of $512.8 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of December 31, 2025.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Year Ended December 31,
	2025	2024
Net Cash Provided by Operating Activities	$19,430	$87,597
Net Cash Used In Investing Activities	(223,785)	(255,696)
Net Cash Provided by Financing Activities	285,047	105,174
Net Change In Cash And Cash Equivalents And Restricted Cash	$80,692	$(62,925)
As of December 31, 2025 and 2024, cash and cash equivalents and restricted cash totaled $421.3 million and $340.6 million, respectively.
Net cash provided by operating activities for both the years ended December 31, 2025 and 2024 primarily relates to rental and solar income received and interest income received on our cash-bearing accounts during the period. These inflows are offset by cash flows used in operating activities, which includes the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees.
Cash flows used in investing activities for both the years ended December 31, 2025 and 2024 primarily relates to acquisitions and additions to our investments. For additional details regarding our investments, see “Part I, Item 2 — Properties.”
Cash flows provided by financing activities for the years ended December 31, 2025 and 2024 primarily relates to net debt activity and proceeds from capital contributions, offset by distributions and redemptions paid.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pursuant to Item 305 of Regulation S-K, the Fund, which was considered a smaller reporting company for the fiscal year ended December 31, 2025, is not required to provide the information required by this item.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2025 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended December 31, 2025.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
Directors and Officers of the Fund
The following table sets forth information with respect to those persons who serve as the officers of the General Partner of the Fund:

Name	Age	Position
David Thompson	62	Chief Financial Officer
Nathan D. DeBacker	46	Chief Accounting Officer
Jordan Dembo	47	Chief Administrative Officer

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
Nathan D. DeBacker has served as the Chief Accounting Officer of the General Partner of the Fund since April 2023. Mr. DeBacker has been a managing director in CIM’s fund accounting and reporting group since March 2021 and the chief financial officer and treasurer of CIM Real Estate Finance Trust, Inc. (“CMFT”) since April 2016. He served as chief financial officer of CMCT and CIM RACR from March 2019 until August 2022, and resumed his role as the chief financial officer and treasurer of CIM RACR in November 2025. Mr. DeBacker served as chief financial officer and treasurer of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from February 2018 until CCIT II’s merger with Griffin Realty Trust, Inc. in March 2021. He also served as chief financial officer and treasurer of Cole Credit Property Trust V, Inc. (“CCPT V”) and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from August 2016 until CCPT V’s and CCIT III’s respective mergers with CMFT in December 2020, and chief financial officer and treasurer of CIM Income NAV, Inc. (“CINAV”) from April 2016 until CINAV’s merger with CMFT in December 2021. Mr. DeBacker also serves as an officer of various affiliates of CIM including as vice president of CMFT Management. He served as the chief financial officer of CCO Capital, CIM’s FINRA registered broker-dealer, from February 2018 to December 2020. From August 2016 to February 2018, Mr. DeBacker served as senior vice president and chief financial officer, Cole REITs, of VEREIT, Inc. (“VEREIT”). Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to individuals and business organizations, from May 2014 until August 2016. Mr. DeBacker was also registered as an investment adviser representative with Archer Investment Corporation, an investment advisory firm that partners with accountants and CPAs to provide investment management solutions for their clients, from November 2015 until August 2016. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, the predecessor to CCO Group, LLC (“CCO Group”), and, following the merger with VEREIT, most recently served as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP. Mr. DeBacker earned a Bachelor of Science degree in Accounting from the University of Arizona and is a Certified Public Accountant in Arizona.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Beneficial Owners
The Fund is a Limited Partnership and, pursuant to the Partnership Agreement, CIM Opportunity Zone Fund GP, LLC serves as our General Partner. The address of the General Partner is: 4700 Wilshire Boulevard, Los Angeles, CA 90010. As of December 31, 2025, and through the date of this filing, there is no person, entity or group who is known by us to be the beneficial owner of more than 5% of the outstanding Units.
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
As of December 31, 2025, the General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner of the Fund, to receive the Incentive Allocation. The General Partner may, in its sole discretion, waive, reduce, calculate differently or defer allocation of all or a portion of the Incentive Allocation attributable to any capital account of any Limited Partner.
For the year ended December 31, 2024, the total realized Incentive Allocation to the SLP was $7.9 million. There was no realized Incentive Allocation to the SLP during the year ended December 31, 2025.
Management Fees
Pursuant to the Partnership Agreement and the Management Agreement, the Fund will pay to the Manager for investment management services in advance on a quarterly basis, management fees (the “Management Fees”) with respect to each Limited Partner.
Notwithstanding the foregoing, the Management Fee percentage rate applicable to Units subscribed for on or prior to June 30, 2019 was reduced by 25 basis points during the Lock-Up Period applicable to such Units. Additionally, the applicable Management Fee rate may vary based on the investor’s aggregate total commitments if designated in a side letter agreement with the investor's investment advisor. The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of December 31, 2025, multiplied by their proportionate share of NAV as of the beginning of the quarter.
For the year ended December 31, 2025, the weighted average quarterly NAV applicable for the management fee calculation was $2.3 billion and the weighted average annualized management fee rate was 1.75%.
For the years ended December 31, 2025 and 2024, the total Management Fees to the Fund were $40.8 million and $38.0 million, respectively.
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
For the years ended December 31, 2025 and 2024, the total property management fees incurred were $2.1 million and $2.0 million, respectively.
For the years ended December 31, 2025 and 2024, the total development fees and development-related allocable costs and expenses incurred were $25.9 million and $25.5 million, respectively, which are capitalized to the Fund’s respective investments.
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
Review Agents
MLE Consulting Review Agent
The General Partner has designated Marcie Edwards, on behalf of MLE Consulting Inc., as an independent representative of the Limited Partners for the purpose of consulting on matters giving rise to a conflict of interest (the “MLE Consulting Review Agent”). In each of the years ended December 31, 2025, and 2024, the Fund paid the MLE Consulting Review Agent an annual fee of $35,000 in exchange for the MLE Consulting Review Agent’s services. Upon the General Partner’s request, the MLE Consulting Review Agent has agreed to consult with the General Partner on matters giving rise to, or involving, a potential or actual conflict of interest. The Fund has agreed to reimburse the MLE Consulting Review Agent for certain of its reasonable out-of-pocket expenses. The MLE Consulting Review Agent is entitled to the benefit of certain indemnification and exculpation provisions, as described in the Partnership Agreement.
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
For the year ended December 31, 2025 and 2024, the Fund engaged a Review Agent to review one and two transactions, respectively. For a description of the consummated transactions, see “—Consummated Affiliate Transactions and Purchases.”

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
Consummated Affiliated Transactions and Purchases
From time to time and to achieve the Fund’s stated investment program and to meet the timeline required under the Opportunity Zone legislation, the Fund purchases certain investments from, or co-invests alongside with, CIM affiliated entities or affiliates of the General Partner. A significant percentage of the investments in the Fund have been transferred into the Fund from CIM and its affiliates.
The Fund may coinvest with other entities that are related parties of CIM. As of December 31, 2025, the Fund held investments with a total fair value of $1.8 billion that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into certain agreements with other CIM affiliated entities from time to time. During the year ended December 31, 2025, the Fund entered into a transaction (the “Epic Merger”) with CIM Epic II QOF, L.P., a Delaware limited partnership, which was a fund that was advised by affiliates of the Manager (the “Epic Fund”). Under the Epic Merger, the Fund received all the assets and liabilities of the Epic Fund, which consisted of interests in the Dallas Consolidated Joint Venture, in exchange for Units of the Fund, subject to adjustments for the period of one year after the date of the Epic Merger in order to account for any expenses attributable to the Epic Fund prior to the Epic Merger. As a result of the Epic Merger, partners of the Epic Fund were admitted to the Fund as Limited Partners and the Fund’s interest in the Dallas Consolidated Joint Venture was increased from 62% to 70.2%.
During the year ended December 31, 2025, certain CIM-affiliated entities contributed all their interests in the Project Entities (and certain additional solar projects) based on net values as of March 31, 2025, to WEPCO Holdings in exchange for common units in WEPCO. As of December 31, 2025, the other CIM-affiliated entities owned approximately 33.3% of the interests in WEPCO. In connection with the WEPCO transaction, a subsidiary of the Fund entered into debt agreements with affiliates of CIM. Additionally, a subsidiary of the Fund has agreed to indemnify another CIM-affiliated fund for certain losses and liabilities.
The Fund also makes investments in projects that are not wholly owned by the Fund. The investors in these certain projects are, at times, CIM affiliated entities or affiliates of the General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by PricewaterhouseCoopers LLP:

	Year Ended December 31,
	2025	2024
Audit fees (1)	$1,097,750	$851,516
Audit-related fees (2)	525,600	269,632
Tax fees	464,048	449,086
All other fees	—	—
Total	$2,087,398	$1,570,234
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
Financial Statement Schedules
Schedule I- CIM Opportunity Zone Fund GP, LLC Balance Sheet as of December 31, 2025 is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Management Agreement, by and among CIM Opportunity Zone Fund, L.P., CIM Opportunity Zone Fund GP, LLC, CIM Group, L.P., CIM RE Debt Management, LLC and CIM Controlled Company Management, LLC, dated as of January 21, 2019 (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form 10 filed with the SEC on June 16, 2023, File No. 000-56544)

10.2
OZ Subscription and Contribution Agreement, dated September 29, 2025 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed with the SEC on November 13, 2025, File No. 000-56544)

10.3
OZ Subscription and Contribution Agreement, dated November 7, 2025 (effective as of September 29, 2025) (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K/A filed with the SEC on November 13, 2025, File No. 000-56544)

10.4
OZ Subscription and Contribution Agreement, dated November 7, 2025 (effective as of October 3, 2025) (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K/A filed with the SEC on November 13, 2025, File No. 000-56544)

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

CIM Opportunity Zone Fund, L.P.

Date:	March 25, 2026	By:	/s/ Nathan D. DeBacker

		Name:	Nathan D. DeBacker
		Title:	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 25, 2026	By:	/s/ David Thompson

		Name:	David Thompson
		Title:	Chief Financial Officer (Principal Executive Officer)

Report of Independent Registered Public Accounting Firm
To the Partners of CIM Opportunity Zone Fund, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Opportunity Zone Fund, L.P. and its subsidiaries (the “Fund”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in partners’ capital and redeemable partners’ capital and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
March 25, 2026
We have served as the Fund’s auditor since 2019.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31, 2025	December 31, 2024
ASSETS
Land	$277,301	$178,553
Building and improvements	925,552	547,886
Solar facilities	1,266,106	854,078
Intangible assets	16,580	14,525
Real estate and solar facilities under development	276,549	291,436
Total investments in real estate	2,762,088	1,886,478
Accumulated depreciation and amortization	(119,556)	(79,927)
Total investments in real estate, net	2,642,532	1,806,551
Investments in unconsolidated entities, at fair value	—	119,127
Cash and cash equivalents	245,899	336,192
Restricted cash	175,435	4,450
Accounts receivable, net	39,847	32,572
Contributions receivable	—	55
Due from related party	100	—
Net investment in lease	217,488	—
Right of use asset	31,556	32,517
Prepaid expenses and other assets	138,771	4,168
Total Assets	$3,491,628	$2,335,632
LIABILITIES
Notes payable, at fair value	$512,758	$295,464
Accounts payable and accrued expenses	79,621	53,528
Prepaid rent and other liabilities	3,186	3,109
Lease liability	36,257	35,925
Intangible liabilities, net	29,576	31,111
Due to related party	7,791	2,553
Distributions payable	3,179	31
Total Liabilities	672,368	421,721
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE PARTNERS’ CAPITAL: 1,893,099 and 1,825,181 limited partnership units issued and outstanding as of December 31, 2025 and 2024	2,629,868	2,249,462
PARTNERS’ CAPITAL
GENERAL PARTNER: 563 and 553 limited partnership units issued and outstanding as of December 31, 2025 and 2024	942	882
Additional paid-in capital	187,586	—
Retained earnings (deficit)	(657,872)	(447,254)
Total partners’ capital excluding noncontrolling interests	(469,344)	(446,372)
Non-controlling interests	658,736	110,821
Total Partners’ Capital	189,392	(335,551)
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$3,491,628	$2,335,632
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2025	2024
Revenues:
Solar revenue	$77,327	$152,239
Rental and other property income	38,464	35,692
Total Revenues	115,791	187,931
Expenses:
Solar and property operating expense	38,879	44,151
Management fees to related party	40,762	38,027
Transaction-related costs	3,586	—
Expense reimbursement to related parties	4,090	2,718
Interest expense and other	14,596	13,948
General and administrative expense	10,592	9,627
Depreciation and amortization expense, net	49,081	55,179
Real estate tax	6,618	4,990
Total Expenses	168,204	168,640
Other income (expense):
Interest income	25,194	9,783
Other income	31,337	2,923
Realized gain on net investment in lease	117,364	—
Gain (loss) on investments in unconsolidated entities	4,297	(20,624)
Change in fair value of notes payable	(31,912)	(16,756)
Total other income (expense)	146,280	(24,674)
Net income (loss)	93,867	(5,383)
Net income attributable to non-controlling interests	15,166	1,201
Net income (loss) attributable to CIM Opportunity Zone Fund, L.P.	$78,701	$(6,584)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2024	$1,964,897	$54,193	$866	$—	$(316,191)	$111,450	$(203,875)
Fixed return decrease	(433)	(7)	—		—	—	—
Fixed return increase	440	—	—	—	—	—	—
Capital contributions	138,734	—	—	—	—	2,154	2,154
Distributions and redemptions	(295)	(32,530)	—	—	—	(3,984)	(3,984)
Realized incentive allocation	(7,871)	7,871	—	—	—	—	—
Net (loss) income	(7,246)	646	16	—	—	1,201	1,217
Change in fair value of redeemable Limited Partners' capital	130,328	735	—	—	(131,063)	—	(131,063)
Balance as of December 31, 2024	2,218,554	30,908	882	—	(447,254)	110,821	(335,551)
Fixed return decrease	(240)	(2)	—	—	—	—	—
Fixed return increase	242	—	—	—	—	—	—
Capital contributions	94,080	—	—	—	—	3,056	3,056
Epic Merger	6,148	—	—	—	—	(8,821)	(8,821)
Additional paid-in capital and non-controlling interest resulting from WEPCO transaction	—	—	—	187,586	—	545,780	733,366
Distributions and redemptions	(757)	(8,324)	—	—	—	(7,266)	(7,266)
Net change in unrealized incentive allocation	(56,640)	56,640	—	—	—	—	—
Net income	77,176	1,465	60	—	—	15,166	15,226
Change in fair value of redeemable Limited Partners' capital	207,418	3,200	—	—	(210,618)	—	(210,618)
Balance as of December 31, 2025	$2,545,981	$83,887	$942	$187,586	$(657,872)	$658,736	$189,392
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$93,867	$(5,383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization, net	45,894	51,726
Straight-line rent	211	(134)
Amortization of right-of-use asset	961	810
Termination of below-market REC agreement	(28,549)	—
Gain on Epic Merger	(2,673)	—
Amortization of deferred financing costs	398	—
Realized gain on net investment in lease	(117,364)	—
(Gain) loss on investments in unconsolidated entities	(4,297)	20,624
Change in fair value of notes payable	31,912	16,756
Return on investment in unconsolidated entities	709	3,836
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,713)	17,042
Accounts payable and accrued expenses	1,945	(1,551)
Lease liabilities	332	484
Due to related party	3,583	(4,743)
Due from related party	17	—
Lease receivable	2,606	—
Prepaid rent and other liabilities	77	(1,732)
Accounts receivable, net	(7,486)	(10,138)
Net Cash Provided by Operating Activities	19,430	87,597
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of investments in real estate	—	(9,799)
Additions to investments in real estate	(261,893)	(250,529)
Cash acquired in connection with the WEPCO transaction	38,108	—
Return of investment in unconsolidated entities	—	4,632
Net Cash Used In Investing Activities	(223,785)	(255,696)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	97,199	141,804
Distributions and redemptions paid	(13,207)	(39,381)
Notes payable borrowing	315,000	10,442
Repayment of notes payable	(100,604)	(7,691)
Deferred financing costs paid	(13,341)	—
Net Cash Provided by Financing Activities	285,047	105,174
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	80,692	(62,925)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	340,642	403,567
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$421,334	$340,642
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$245,899	$336,192
Restricted cash	175,435	4,450
Total cash and cash equivalents and restricted cash	$421,334	$340,642
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
As of December 31, 2025, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,185,218	$2,185,218	$—
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
During the year ended December 31, 2025, the Fund, Westlands Electric Power Company, LLC (“WEPCO”) and Westlands Electric Power Company Holdings, LLC (“WEPCO Holdings”) entered into a Subscription and Contribution agreement (the “OZ Subscription and Contribution Agreement”). Pursuant to the OZ Subscription and Contribution Agreement, the Fund contributed its interests in solar projects (the “Project Entities”) to WEPCO Holdings in exchange for common units in WEPCO (the “Phase 1 Contribution Transactions”). WEPCO is a newly-formed investment vehicle formed to hold solar investments previously held by the Fund and other CIM-affiliated entities. WEPCO Holdings is a wholly-owned subsidiary of WEPCO. The interests contributed by the Fund constitute all of the Fund’s interests in the Project Entities.
Pursuant to a second Subscription and Contribution Agreement entered into during the year ended December 31, 2025, other CIM-affiliated entities contributed all of their interests in the Project Entities (and certain additional solar projects) to WEPCO Holdings in exchange for common units in WEPCO (the “Phase 2 Contribution Transactions”). Pursuant to a third Subscription and Contribution Agreement entered into during the year ended December 31, 2025, the Fund and other CIM-affiliated entities contributed certain interests relating to an additional solar project in exchange for common units in WEPCO (the “Phase 3 Contribution Transactions”). The total aggregate value of the equity interests contributed by the Fund is $1.4 billion, based on net asset values as of March 31, 2025.
During the year ended December 31, 2025, the Fund and Westlands MM Investor, LLC (“MM Investor”), another CIM-affiliated entity, entered into Rescission Agreements and Subscription and Contribution Agreements (collectively, the “Rescission and Re-Contribution Documents”), whereby certain of their interests in solar projects that had been contributed to WEPCO during the year ended December 31, 2025 were rescinded effective as of dates of the original contributions and then re-contributed, effective as of those same dates, to COZ 1, LLC (“COZ”) in exchange for common units in COZ. COZ then contributed, effective as of the dates of the original contributions by the Fund and MM Investor, as applicable, those same interests to WEPCO Holdings in exchange for common units in WEPCO. After giving effect to the Rescission and Contribution Documents, the Fund owns approximately 63.2% of the interests in WEPCO and 99.0% of the interests in COZ (with the remaining 1.0% interest in COZ being owned by MM Investor). COZ, in turn, owns approximately 3.5% of the interests in WEPCO. The Fund will be the managing member of WEPCO with an approximate 66.7% total ownership in WEPCO. For additional information, see also Note 4 — Investments in Real Estate.
As of December 31, 2025, WEPCO is a VIE that is consolidated by the Fund as the primary beneficiary, as the Fund has the ability to direct the activities of WEPCO and the right to receive gains and the obligation to absorb WEPCO’s losses as the majority equity holder. The interests in WEPCO that are held by other CIM-affiliated entities are included in non-controlling interests on the consolidated balance sheets.
Reclassifications — Certain amounts of the Fund’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Fund reclassified $3.5 million of amortization relating to the below-market REC from depreciation and amortization expense, net to solar revenue on the consolidated statement of operations for the year ended December 31, 2024. This reclassification had no effect on the previously reported net income or cash flows from operating activities.
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
Investments in Real Estate and Infrastructure — Investments in real estate and infrastructure are stated at cost, less accumulated depreciation and amortization. The Fund considers the period of future benefit of each respective asset to determine the appropriate useful life. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets and liabilities	Lease term
Battery energy storage systems (“BESS”)	20 years
Photovoltaic facilities (“PV facilities”)	35 years
Transmission lines and substations (“Transmissions assets”)	50 years

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the years ended December 31, 2025 and 2024.
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
In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease, and for below-market agreements, over a period equal to the initial term plus any below-market fixed-rate renewal periods. Acquired above-market and below-market leases are amortized and recorded to rental and other property income over the initial terms of the respective leases.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $46.1 million and $30.6 million, respectively, as of December 31, 2025 and 2024.
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties owned by third parties.
Leases — The Fund classifies contractual lease agreements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842, Leases. For sales-type leases, the Fund derecognizes the leased asset and recognizes a net investment in lease on the consolidated balance sheets. The net investment in lease is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. The Fund evaluates its net investment in lease for impairment under the current expected credit loss standard, as further described below. Interest income is recognized under the effective interest method in the consolidated statements of operations. The effective interest method produces a constant yield on the sales-type lease receivable over the term of the lease. The Fund identified a sales-type lease in a power purchase agreement entered into during the year ended December 31, 2025 and recognized a gain on net investment in lease of $117.4 million in the consolidated statements of operations. See Note 11 — Leases for further details on the Fund’s sales-type lease.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective instrument.
For the Fund’s net investment in lease, the Fund uses a probability of default and loss given default method using a comparable data set. The Fund only expects to charge-off impairment losses as a reduction to current expected credit losses and as a reduction to the respective financial instrument balance if and when such amounts are deemed non-recoverable. Non-recoverability may also be concluded if, in the Fund’s determination, it is nearly certain that all amounts due will not be collected. During the year ended December 31, 2025, the Fund did not record any current expected credit losses on its net investment in lease.
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
Solar Revenue Recognition — Solar revenue from contracts with customers is derived from the generation and sale of renewable electric energy and the environmental attributes and capacity attributes generated by the facility or associated with a battery energy storage system (“BESS”) at the facility site. Solar revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Fund follows a five-step process to recognize revenue under ASC 606: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation and 5) recognize revenue when the performance obligations are satisfied. The Fund has power purchase agreements where the power from the facility and the associated Renewable Energy Credits (“RECs”) are sold at real-time market prices or a fixed price. The performance obligations relating to the power purchase agreements are satisfied when the product is physically transferred over time based on the output method. The Fund has power purchase agreements where the capacity attributes from the BESS are sold at a fixed price. For a BESS that is not considered to be under a lease, the performance obligations related to the capacity attributes are satisfied over time based on the output method.
During the year ended December 31, 2025 and 2024, the Fund recognized solar revenues of $77.3 million and $152.2 million, respectively, which is reflected on the consolidated statements of operations. As of December 31, 2025 and

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
2024, solar revenue accrued was $11.0 million and $14.9 million, respectively, and is included in accounts receivable, net on the consolidated balance sheets. Revenues yet to be billed under the Fund’s solar contracts will vary based on the volume of electricity and associated products delivered and/or available.
The Fund evaluates whether any embedded leases exist in its solar contracts. A lease of a facility or BESS is deemed to exist when a single off-taker has the ability or right to operate the facility or BESS, control physical access, or is entitled to obtain substantially all output from the facility or BESS at a price that is neither contractually fixed per unit of output nor equal to the current market price per unit of output, including electricity, RECs, and capacity attributes. During the year ended December 31, 2025, the Fund identified an embedded lease in its solar contracts, as further described under “Leases”.
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as an other asset and a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which had an initial weighted average useful life of 26.7 years, as a reduction to depreciation and amortization expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset as other income in the consolidated statement of operations. To date, as of December 31, 2025, the Fund’s investments have generated an ITC of approximately $334.8 million that was recorded at an estimated market value of $308.1 million. The Fund sold the ITC during the year ended December 31, 2023, and during the year ended December 31, 2024, the Fund recognized an additional $2.9 million gain included in other income in the consolidated statements of operations, which represents the difference between the sales proceeds and the initial estimated market value. No additional gains were recognized during the year ended December 31, 2025.
During the years ended December 31, 2025 and 2024, amortization of the ITC was $9.1 million and $14.4 million, respectively, and is reflected as a reduction to depreciation and amortization expense, net in the consolidated statements of operations. The remaining unamortized balance of $240.9 million and $289.7 million as of December 31, 2025 and 2024, respectively, will be amortized over the remaining useful life of the solar facilities.
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
Restricted Cash — Restricted cash for real estate taxes, insurance, and other miscellaneous reserves, is recorded on the consolidated financial statements in accordance with agreements that require segregation of funds related to the operations of the respective real estate or solar investment or related loan agreements. Restricted cash also includes other cash collateral required by tax-equity partnership agreements, debt and related collateral agreements, or by letters of credit issued as performance security for the Fund’s PPAs.
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
Network Reimbursement Receivable — In conjunction with the development of solar facilities, the Fund has a receivable that represents upgrades to enhance network infrastructure that will be recovered in the future. As of December 31, 2025, $32.5 million is recorded in prepaid expenses and other assets in the consolidated balance sheets.
Property Acquisition Deposits — The Fund may advance certain amounts to acquirees as refundable deposits for impending acquisitions. Upon successful execution of the acquisition, amounts advanced will be reclassified to investments in real estate.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Income Taxes — The Fund intends to operate in a manner that will allow it to qualify as a partnership for U.S. federal income tax purposes. Generally, an entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Accordingly, the Fund does not record a provision for U.S. federal, state, or local income taxes because the partners report their share of the Fund’s income or loss on their income tax returns. If the Fund fails to qualify as a partnership for U.S. federal income tax purposes in any taxable year and is not entitled to relief under the Code for an inadvertent termination of its partnership status or if the Fund is subject to an IRS audit under the partnership audit rules enacted by the Bipartisan Budget Act of 2015 and does not make an election pursuant to Section 6226 of the Code, the Fund will be subject to federal and state income tax on its taxable income at regular corporate income tax rates. The Fund is subject to tax examinations for state and U.S. federal purposes since 2020.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Notes payable — The fair value of notes payable is determined by a third-party appraiser who discounts the difference between contract and market debt service cash flows using market interest. The third-party appraiser also considers multiple valuation techniques (e.g., par, prepayment penalty) and applies a reconciliation among relevant methods. The fair value analysis is updated quarterly and reviewed by senior management. The market rate is determined by giving consideration to one or more of the following criteria, as appropriate: (i) interest rates for loan of comparable quality and maturity and (ii) the value of the underlying collateral. The fair value of the Fund’s Convertible Note, as defined in Note 7 — Debt reflected the value that would be applicable if converted, which is tied to the value of the underlying solar project. During the year ended December 31, 2025, the Convertible Note was converted to equity as further described in Note 7 — Debt. Such valuation is prepared by third-party valuation firms, consistent with the Fund’s investments in unconsolidated entities as described above. The Fund’s notes payable are classified within Level 3 of the fair value hierarchy.
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
December 31, 2025
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2025 and 2024, are as follows (in thousands):

Description	Total Fair Value as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$—	$—	$—	$—
Notes payable	$512,758	$—	$—	$512,758

Description	Total Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in unconsolidated entities	$119,127	$—	$—	$119,127
Notes payable	$295,464	$—	$—	$295,464
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2025:

Investment	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Debt
Notes Payable	$512,758	Net present value	Market interest rate	6.0% - 9.9%
				(8.3%)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the year ended December 31, 2025 and 2024 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2024	$148,219	$275,957
Notes payable borrowing	—	10,442
Repayment of notes payable	—	(7,691)
Return of investment in unconsolidated entities	(4,632)	—
Return on investment in unconsolidated entities	(3,836)	—
Unrealized loss on investments in unconsolidated entities	(20,624)	—
Change in fair value of notes payable	—	16,756
Ending balance, December 31, 2024	$119,127	$295,464
Consolidation of investment (1)	(123,298)	—
Purchase of/additions to investments	583	—
Notes payable borrowing	—	315,000
Assumption of notes payable	—	101,525
Repayment of notes payable	—	(100,604)
Return on investment in unconsolidated entities	(709)	—
Deferred financing costs paid	—	(13,341)
Amortization of deferred financing costs	—	398
Gain on investments in unconsolidated entities	4,297	—
Conversion of Convertible Note	—	(117,596)
Change in fair value of notes payable	—	31,912
Ending balance, December 31, 2025	$—	$512,758
___________________
(1)Investment contributed to WEPCO during the year ended December 31, 2025.
4. INVESTMENTS IN REAL ESTATE
2025 Transactions — During the year ended December 31, 2025, the Fund contributed its interests in solar projects, including two of its investments in unconsolidated entities, in exchange for interests in WEPCO, as further described in Note 2 — Summary of Significant Accounting Policies. The transaction was accounted for as an asset acquisition and expenses of $3.6 million are recognized in transaction-related costs in the consolidated statement of operations. The $187.6 million recognized in additional paid-in capital in the consolidated balance sheet represents the fair value of the previously unconsolidated assets obtained in the WEPCO transaction as a result of affiliate contributions, offset by the change in non-controlling interest resulting from the carrying values of the previously consolidated assets that were contributed by the Fund to WEPCO.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table summarizes the transaction and allocation of values related to WEPCO (in thousands):

Allocation (1)
Land	$97,729
Solar facilities	517,717
Intangible assets (2)	1,800
Real estate and solar facilities under development	162,948
Cash and cash equivalents	38,108
Other assets	62,804
Total assets acquired	881,106
Notes payable, at fair value	(101,525)
Intangible liabilities (3)	(30,200)
Other liabilities	(10,313)
Total liabilities assumed	(142,038)
Non-controlling interests (4)	(51,617)
Total	$687,451
______________________
(1)Does not include the Fund’s interest in solar assets that were consolidated prior to the WEPCO transaction.
(2)The amortization period for acquired intangible assets is 15.6 years.
(3)The amortization period for acquired intangible liabilities is 12.3 years.
(4)Represents non-controlling interests in WEPCO assets held by outside parties.
2024 Transactions — During the year ended December 31, 2024, the Fund acquired an interest in three properties for an aggregate purchase price of $9.8 million (the “2024 Property Acquisitions”), which were accounted for as asset acquisitions and includes $25,000 of acquisition-related expenses that were capitalized. The following table summarizes the 2024 Property Acquisitions (dollar amounts in thousands):

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
As of December 31, 2025 and 2024, the Fund had a 70.2% and 62% interest, respectively, in a joint venture (the “Dallas Consolidated Joint Venture”). See Note 9 — Management Fees, Incentive Allocation and Other Related-Party Transactions for a further description of the Fund’s increased interest during the year ended December 31, 2025. As of December 31, 2025, the Dallas Consolidated Joint Venture had total assets of $327.3 million, which included $270.3 million of real estate assets, net of accumulated depreciation and amortization of $33.5 million, and total liabilities of $167.5 million, including debt outstanding of $124.4 million. As of December 31, 2024, the Dallas Consolidated Joint Venture had total assets of $333.5 million, which included $280.6 million of real estate assets, net of accumulated

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
depreciation and amortization of $23.2 million, and total liabilities of $184.5 million, including debt outstanding of $140.9 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the partner’s (the “Dallas Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of December 31, 2025 and 2024, the Fund had a 91% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”). As of December 31, 2025, the Washington D.C. Consolidated Joint Venture had total assets of $120.8 million, which included $113.9 million of real estate assets, net of accumulated depreciation and amortization of $17.5 million, and total liabilities of $67.6 million, including debt outstanding of $66.5 million. As of December 31, 2024, the Washington D.C. Consolidated Joint Venture had total assets of $122.8 million, which included $117.2 million of real estate assets, net of accumulated depreciation and amortization of $13.5 million, and total liabilities of $67.1 million, including debt outstanding of $65.3 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
As further described in Note 2 — Summary of Significant Accounting Policies, the Fund has a 66.7% interest in WEPCO. As of December 31, 2025, WEPCO’s assets consist of $2.1 billion, which included solar assets of $1.7 billion, and total liabilities of $341.1 million, including debt outstanding of $284.8 million.
5. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands, except weighted average life remaining):

	As of December 31,
	2025	2024
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $4,514 and $3,233, respectively (with a weighted average life remaining of 9.6 and 8.8 years, respectively)	$10,266	$11,292
Above-market power purchase agreement, net of accumulated amortization of $29 with a weighted average life remaining of 15.3 years as of December 31, 2025	1,771	—
Total intangible lease assets, net	$12,037	$11,292
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $624 and $3,889, respectively (with a weighted average life remaining of 12.1 years and 9.0 years, respectively)(1)	$29,576	$31,111
_____________________
(1)Below-market REC agreement was terminated during the year ended December 31, 2025 in connection with Phase 2 of the WEPCO transaction. The Fund recognized a gain of $28.5 million in connection with the termination, which is included in other income in the consolidated statement of operations. During the year ended December 31, 2025, the Fund acquired a new REC agreement in connection with Phase 3 of the WEPCO transaction, which resulted in a new below‑market intangible recorded as of December 31, 2025.
Amortization expense for the in-place leases and other intangibles is included in depreciation and amortization expense, net. Above-market power purchase agreements are amortized as a reduction to solar revenue in the accompanying consolidated statement of operations over the remaining terms of the respective agreements. Below-market RECs are amortized as an increase to solar revenue in the accompanying consolidated statement of operations over the remaining terms of the respective agreement.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
In-place lease and other intangible amortization	$1,295	$1,236
Above-market lease amortization	$29	$—
Below-market REC agreement amortization	$3,215	$3,453
As of December 31, 2025, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Power Purchase Agreement	Below-market REC agreement amortization
2026	$1,329	$114	$2,444
2027	1,344	114	2,444
2028	1,340	114	2,444
2029	1,333	114	2,444
2030	1,329	114	2,444
Thereafter	3,591	1,201	17,356
Total	$10,266	$1,771	$29,576

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
The following table details the Fund’s investments in unconsolidated entities (dollar amounts in thousands):

			Carrying Value
Property	Ownership	Acquisition Date	December 31, 2025	December 31, 2024
Solar — Lemoore, CA(1)	25%	December 13, 2019	$—	$99,374
Solar — Lemoore, CA(1)	15%	December 13, 2019	—	19,753
Total investments in unconsolidated entities			$—	$119,127
______________________
(1)Investment contributed to WEPCO during the year ended December 31, 2025, as further described in Note 2 — Summary of Significant Accounting Policies and Note 4 — Investments in Real Estate. Ownership percentage is as of December 31, 2024.
The Fund’s investments in unconsolidated entities included debt of $7.0 million as of December 31, 2024. The Fund’s proportional share of the asset level encumbrances are included in the Fund’s net equity investment within investments in unconsolidated entities in the consolidated balance sheets.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
7. DEBT
The following table summarizes the notes payable balances as of December 31, 2025 and 2024, and the debt activity for the year ended December 31, 2025 (in thousands):

		During the Year Ended December 31, 2025
	December 31, 2024	Borrowings & Assumptions	Repayments & Conversions	Amortization	Fair Value Adjustment	December 31, 2025
Notes Payable:
Fixed rate notes payable	$146,000	$75,504	$(130,702)	$—	$—	$90,802
Variable rate notes payable	140,939	76,021	(42,591)	—	—	174,369
Credit facilities	—	265,000	—	—	—	265,000
Total notes payable	286,939	416,525	(173,293)	—	—	530,171
Fair value adjustment	8,525	—	(44,907)		31,912	(4,470)
Deferred costs - variable rate debt	—	(13,341)	—	398	—	(12,943)
Total notes payable, at fair value	$295,464	$403,184	$(218,200)	$398	$31,912	$512,758

As of December 31, 2025, the aggregate outstanding principal balance of the Fund’s notes payable was $530.2 million and the fair value was $512.8 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of December 31, 2025. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 3 — Fair Value Measurements.
Fixed Rate Notes Payable
As of December 31, 2025, a subsidiary of the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031.
During the year ended December 31, 2025, a subsidiary of the Fund had a non-interest bearing $75.0 million note payable maturing on December 31, 2047 (the “Convertible Note”) with an affiliated vehicle managed by CIM (the “Lender”) that was converted by the Lender into equity in the investment. Prior to the conversion, payments under the Convertible Note were made on each date that the Fund made a distribution, in an amount equal to the Lender’s pro rata share of the total distribution.
During the year ended December 31, 2025, a subsidiary of the Fund assumed fixed rate notes payable with an outstanding principal balance of $75.5 million that related to an affiliate of CIM in connection with the WEPCO transaction (the “Assumed Notes Payable”). The Assumed Notes Payable have an interest rate per annum of 8.00% and an original maturity of December 20, 2025. During the year ended December 31, 2025, the Fund repaid $55.7 million of the principal balance on the Assumed Notes Payable, and the remaining $19.8 million principal balance was extended to December 20, 2026.
Variable Rate Notes Payable
As of December 31, 2025, a subsidiary of the Fund had a $124.4 million variable rate note payable related to the Dallas Consolidated Joint Venture with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85%, with monthly payments of interest only. During the year ended December 31, 2025, the Fund exercised its 24-month extension option to extend the maturity to April 23, 2027.
During the year ended December 31, 2025, a subsidiary of the Fund executed a loan agreement for a $50.0 million variable rate note payable related to an operational asset with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.90%, with monthly interest-only payments, and matures on January 9, 2029. The Fund has the option to exercise two one-year extension options, subject to certain conditions set forth in the agreement.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
During the year ended December 31, 2025, a subsidiary of the Fund assumed $26.0 million of principal outstanding on a variable rate note payable that related to an affiliate of CIM in connection with the WEPCO transaction. The assumed variable rate note payable has an interest rate of three-months term SOFR plus 4.25% per annum plus 0.26% with stated maturity of February 15, 2027. The Fund repaid the note in full using proceeds from the $265.0 million draw on the credit facility noted below.
As of December 31, 2025, the weighted average interest rate of the Fund’s variable rate notes payable was 6.76%.
Credit Facilities
During the year ended December 31, 2025, a subsidiary of the Fund entered into a $400.0 million delayed draw term loan with a stated maturity of December 8, 2030 and has a floating interest rate of term SOFR plus 6.00% per annum. As of December 31, 2025, the Fund had $265.0 million outstanding under the facility.
As of December 31, 2025, the weighted average interest rate of the Fund’s credit facility was 9.92%.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to December 31, 2025 (in thousands):

Year Ending December 31,	Principal Repayments
2026	$19,802
2027	124,369
2028	—
2029	50,000
2030	265,000
Thereafter	71,000
Total	$530,171
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $242,000 and $440,000, respectively, for the years ended December 31, 2025 and 2024, which are included in the statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease. As of December 31, 2024, the Fund had $55,000 of contributions receivable in the consolidated balance sheets. There were no contributions receivable as of December 31, 2025.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. The Fund had $3.2 million and $31,000 of distributions payable in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Redeemable Partners’ Capital
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to incentive allocation without notice to the Limited Partners at any time in their discretion. During the years ended December 31, 2025 and 2024, the Fund redeemed units totaling $757,000 and $295,000, respectively.
9. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of December 31, 2025, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through December 31, 2025, the Fund has incurred incentive fees and allocation totaling $124.9 million and $56.6 million was unrealized as of December 31, 2025.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Management Fees:
Management fees	$40,762	$38,027
Administration and other reimbursable expenses:
Expense reimbursement to related parties	$4,090	$2,718
Incentive allocation	$—	$7,871
Organizational costs (1)	$42	$39
Development fees and allocable costs and expenses (2)	$25,940	$25,456
Property management fees (3)	$2,055	$1,996
______________________
(1)Organizational costs are included in general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and development-related Allocable Costs and Expenses, as well as Leasing Brokerage Fees and Multifamily Residential Sales Fees incurred by the Fund’s consolidated investments. Depending on the stage of development, some of these amounts have been capitalized to real estate and solar facilities under development in the consolidated balance sheets. Does not include $63,000 and $80,000, respectively, which were incurred by the Fund’s investments in unconsolidated entities that were allocated to the Fund based on its respective ownership percentage of the investment, for the year ended December 31, 2025 and 2024.
(3)Property management fees are expensed to property operating expense in the consolidated statement of operations.
Due to Related Parties
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Management fees	$—	$199
Accrued interest payable	$868	$—
Administration and other reimbursable expenses	$6,923	$2,354

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Due from Related Parties
As of December 31, 2025, $100,000 was due from related parties related to amounts received by CIM affiliated entities which were due to the Fund. No amounts were due from related parties as of December 31, 2024.
Related Party Transactions
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been purchased by the Fund from CIM and its affiliates. In these instances, such investments and co-investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of December 31, 2025, the Fund held investments with a total net asset value of $1.8 billion that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into agreements with certain unconsolidated entities and other CIM affiliated entities from time to time. During the year ended December 31, 2025 the Fund incurred $3.1 million in fees for transmission services to one of its unconsolidated entities, which is reflected in solar and property operating expense within the statements of operations. Additionally, the Fund had a master power purchase and sale agreement with a CIM affiliate for an index plus contract with bundled RECs at a fixed price of $3.40 per megawatt-hour (MWh) with no volume minimums. The Fund, acting as agent of the affiliate, collected revenues related to REC sales from the power purchase and sale agreement counterparty and remitted the difference between the current bundled REC price with the power purchase and sale agreement counterparty and the fixed price under the affiliated PPA. During the year ended December 31, 2025 the Fund remitted $15.8 million to the CIM related vehicle, which is reflected as a reduction of solar revenue in the consolidated statements of operations. The affiliated PPA was terminated during the year ended December 31, 2025 in connection with the WEPCO transaction, and the CIM related vehicle returned $11.0 million that was remitted by the Fund.
During the year ended December 31, 2025, the Fund entered into a transaction (the “Epic Merger”) with CIM Epic II QOF, L.P., a Delaware limited partnership, which is a fund that is advised by affiliates of the Manager (the “Epic Fund”). Under the Epic Merger, the Fund received all the assets and liabilities of the Epic Fund, which consisted of interests in the Dallas Consolidated Joint Venture, in exchange for Units of the Fund valued at $6.1 million, subject to adjustments for the period of one year after the date of the Epic Merger in order to account for any expenses attributable to the Epic Fund prior to the Epic Merger. As a result of the Epic Merger, partners of the Epic Fund were admitted to the Fund as Limited Partners and the Fund’s interest in the Dallas Consolidated Joint Venture was increased from 62% to 70.2%. The Fund recorded a gain of $2.7 million resulting from the Epic Merger which is included in other income in the consolidated statements of operations.
As further described in Note 2 — Summary of Significant Accounting Policies, during the year ended December 31, 2025, certain CIM-affiliated entities contributed all their interests in the Project Entities (and certain additional solar projects) with a total aggregate value of $680.6 million based on net values as of March 31, 2025, to WEPCO Holdings in exchange for common units in WEPCO. As of December 31, 2025, the other CIM-affiliated entities owned approximately 33.3% of the interests in WEPCO. During the year ended December 31, 2025, a subsidiary of the Fund entered into debt agreements with affiliates of CIM in connection with the WEPCO transaction, as further described in Note 7 — Debt. Additionally, in connection with the WEPCO transaction, a subsidiary of the Fund has agreed to indemnify another CIM-affiliated fund for certain losses and liabilities, as discussed further in Note 10 — Commitments and Contingencies.
10. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business.
As previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023, the Fund incurred a $9.0 million expense related to a dispute with a previous customer over a solar contract. Certain subsidiaries of the Fund are currently seeking to recover this expense from the previous customer in litigation. On April 24, 2024, the previous customer filed its own claims against certain subsidiaries of the Fund along with affiliates of CIM, seeking more than $200 million (without specifying or explaining the basis of the alleged damages) from all defendants in the aggregate. The litigation is in process and the outcome cannot be estimated or predicted at this time. CIM and the other affiliated

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
defendants deny the previous customer’s allegations and will continue to pursue their claim against the previous customer. In connection with the WEPCO transactions, a subsidiary of the Fund has agreed to indemnify another CIM-affiliated fund for certain losses and liabilities if incurred by such other fund in connection with the litigation as it specifically relates to one of the solar projects that is now owned by such subsidiary. As it relates to the Fund specifically, while no outcome can be guaranteed, management does not believe that the outcome will be material to the Fund.
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
11. LEASES
Operating Leases
The Fund’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Fund’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Fund reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Fund accounts for lease and non-lease components as a single, combined operating lease component. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of December 31, 2025, the Fund’s leases had a weighted-average remaining term of 7.9 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Fund retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Fund’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Future minimum rental revenue under long-term operating leases as of December 31, 2025, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Year Ending December 31,	Future Minimum Rental Income
2026	$23,111
2027	24,045
2028	24,551
2029	24,990
2030	25,375
Thereafter	85,564
Total	$207,636

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Rental and other property income related to the Fund’s operating leases during the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Fixed rental and other property income (1)	$29,542	$28,392
Variable rental and other property income (2)	8,922	7,300
Total rental and other property income	$38,464	$35,692
__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term and is net of uncollectible lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
Sales-Type Leases
The Fund identified a sales-type lease in a new power purchase agreement entered into during the year ended December 31, 2025. At the commencement of the lease, the Fund derecognized the leased asset, which consisted of $102.7 million of the Fund’s solar facilities and recognized an initial net investment in lease of $220.1 million, which included a lease receivable of $184.7 million and the estimated unguaranteed residual value of $35.4 million. As of December 31, 2025, the remaining term of the sales-type lease is 14.1 years and matures on January 31, 2040. Upon maturity, the underlying leased assets will be retained by the Fund.
The remaining maturities of the Fund’s net investment in lease is as follows as of December 31, 2025 (in thousands):

Sales-type lease
2026	$22,462
2027	22,457
2028	22,448
2029	22,439
2030	22,425
Thereafter	203,248
Total lease payments	315,479
Less: Unearned interest income	(136,446)
Sales-type lease receivable	179,033
Unguaranteed residual asset	38,455
Net investment in lease	$217,488
The following presents the impact to the consolidated statements of operations related to the Fund’s sales-type leases during the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Realized gain on net investment in lease	$117,364	$—
Interest income on sales-type leases (1)	17,993	—
Total sales-type lease income	$135,357	$—
______________________
(1)Included in interest income in the consolidated statements of operations.
Ground Leases
The Fund has an investment in a real estate property that is subject to a ground lease with a remaining term of 93 years years, for which a right of use (“ROU”) asset of $31.6 million and $32.5 million and a lease liability of $36.3 million and $35.9 million was recorded as of December 31, 2025 and 2024, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $2.0 million of ground lease expense during both the years ended December 31, 2025 and 2024 of which $800,000 was paid in cash during the respective periods in which it was recognized. As of December 31, 2025, the remaining term of the ground lease is 93.0 years and matures on December 1, 2118. Upon maturity, the underlying leased assets will be retained by the Fund.
The remaining maturities of the Fund’s ground lease liability is as follows as of December 31, 2025 (in thousands):

Ground lease
2026	$800
2027	800
2028	800
2029	800
2030	880
Thereafter	195,304
Total lease payments	199,384
Less: future lease payments	(163,127)
Lease liability	$36,257
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following tables present segment reporting for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$77,327	$—	$77,327
Rental and other property income	37,537	927	—	38,464
Total Revenues	37,537	78,254	—	115,791
Expenses:
Solar and property operating expense	14,444	24,435	—	38,879
Management fees to related party	—	—	40,762	40,762
Transaction-related costs	—	3,586	—	3,586
Expense reimbursement to related parties	—	—	4,090	4,090
Interest expense and other	12,007	2,509	80	14,596
General and administrative expense	1,436	4,993	4,163	10,592
Depreciation and amortization expense, net	20,045	29,036	—	49,081
Real estate tax	6,363	255	—	6,618
Total Expenses	54,295	64,814	49,095	168,204
Other income (expense):
Interest income	2,275	21,100	1,819	25,194
Other income	2,725	28,612	—	31,337
Realized gain on net investment in lease	—	117,364	—	117,364
Gain on investments in unconsolidated entities	—	4,297	—	4,297
Change in fair value of notes payable	(1,198)	(30,714)	—	(31,912)
Total other income (expense)	3,802	140,659	1,819	146,280
Net (loss) income	(12,956)	154,099	(47,276)	93,867
Net (loss) income attributable to non-controlling interests	(2,385)	17,551	—	15,166
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(10,571)	$136,548	$(47,276)	$78,701

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	Year Ended December 31, 2024
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$152,239	$—	$152,239
Rental and other property income	35,692	—	—	35,692
Total Revenues	35,692	152,239	—	187,931
Expenses:
Solar and property operating expense	11,250	32,901	—	44,151
Management fees to related party	—	—	38,027	38,027
Expense reimbursement to related parties	—	—	2,718	2,718
Interest expense and other	13,632	190	126	13,948
General and administrative expense	2,011	2,568	5,048	9,627
Depreciation and amortization expense, net	14,788	40,391	—	55,179
Real estate tax	4,837	153	—	4,990
Total Expenses	46,518	76,203	45,919	168,640
Other income (expense):
Interest income	7,761	777	1,245	9,783
Other income	—	2,923	—	2,923
Loss on investments in unconsolidated entities	—	(20,624)	—	(20,624)
Change in fair value of notes payable	(913)	(15,843)	—	(16,756)
Total other income (expense)	6,848	(32,767)	1,245	(24,674)
Net (loss) income	(3,978)	43,269	(44,674)	(5,383)
Net (loss) income attributable to non-controlling interests	(3,381)	4,582	—	1,201
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(597)	$38,687	$(44,674)	$(6,584)
Major Customers
The following table presents revenues from certain customers during the year ended December 31, 2025 and 2024 that individually exceeded 10% of total consolidated revenues (in thousands):

	Year Ended December 31,
	2025	2024
Solar customer #1	$31,419	$—
Solar customer #2	$19,315	$36,015
Solar customer #3	$27,210	$97,832
Real estate customer #1	$23,770	$24,318

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
13. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$3,179	$31
Contributions receivable	$—	$55
Reclassification of property acquisition deposits to investments	$—	$12,019
Accrued capital expenditures	$46,119	$30,629
Deemed capital contributions resulting from Epic merger	$6,148	$—
Solar assets acquired in connection with the WEPCO transaction	$780,194	$—
Other assets acquired in connection with the WEPCO transaction	$62,804	$—
Notes payable assumed in connection with the WEPCO transaction	$101,525	$—
Intangible liabilities assumed in connection with the WEPCO transaction	$30,200	$—
Liabilities assumed in connection with the WEPCO transaction	$10,313	$—
Conversion of Convertible Note in connection with the WEPCO transaction	$117,596	$—
Non-controlling interest in connection with the WEPCO transaction	$545,780	$—
Additional Paid-In Capital in connection with the WEPCO transaction	$187,586	$—
Supplemental Cash Flow Disclosures:
Interest paid	$12,995	$13,597
14. SUBSEQUENT EVENTS
The following events have occurred subsequent to December 31, 2025:
Capital Commitments
The Fund accepted additional capital commitments of approximately $21.2 million.
Distributions
In accordance with the Partnership Agreement, the General Partner made an aggregate distribution to the Partners of $13.2 million which will be allocated to the Partners pro rata based on their applicable percentage interests at the time of distribution.

CIM OPPORTUNITY ZONE FUND GP, LLC

Balance Sheet and Independent Auditors’ Report
December 31, 2025
CIM OPPORTUNITY ZONE FUND GP, LLC

December 31, 2025

Report of Independent Auditors
To the Member of CIM Opportunity Zone Fund GP, LLC
Opinion
We have audited the accompanying balance sheet of CIM Opportunity Zone Fund GP, LLC (the “Company”) as of December 31, 2025, including the related notes (referred to as the “balance sheet”).
In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of the Company as of December 31, 2025 in accordance with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 25, 2026

CIM OPPORTUNITY ZONE FUND GP, LLC
BALANCE SHEET

December 31, 2025
ASSETS
Investment in Fund	$551,529
Investment in Fund Assets	6,415,646
Total Assets	$6,967,175
Commitments and contingencies (Note 3)
MEMBER’S CAPITAL
Member’s Capital	6,967,175
Total Liabilities and Member’s Capital	$6,967,175
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
The Company is a wholly-owned subsidiary of CIM Group Management, LLC, as the sole equity member (the “Member”). The Company is an affiliate of CIM Group, LLC (together with its controlled affiliates, “CIM”). One or more affiliates of CIM acts as the manager of the Fund (the “Manager”). The Fund also has limited partners (the “Limited Partners”) and, together with the General Partner, (the “Partners”).
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
As of December 31, 2025, the Company determined its investment in the Fund to be a variable interest. Additionally, the Company was not determined to be the primary beneficiary due to its inability to exert significant influence and that its obligations as a general partner do not absorb losses or receive benefits of the fund that could potentially be significant. Therefore, the Company’s investments are accounted for as equity method investments as further described below.
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
ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. No such items existed in 2025.
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
4.Subsequent Events
Subsequent Events
Management evaluated transactions and events occurring subsequent to December 31, 2025, noting no material transactions or events in the subsequent period requiring disclosure or recognition in the balance sheet.