Form 10-Q
period 2026-03-31
CIM Opportunity Zone Fund, L.P.
filed 2026-05-15
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 14, 2026, there were 1,912,099 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Land	$278,959	$277,301
Building and improvements	935,945	925,552
Solar facilities	1,266,100	1,266,106
Intangible assets	16,666	16,580
Real estate and solar facilities under development	403,794	276,549
Total investments in real estate	2,901,464	2,762,088
Accumulated depreciation and amortization	(136,740)	(119,556)
Total investments in real estate and solar facilities, net	2,764,724	2,642,532
Cash and cash equivalents	233,619	245,899
Restricted cash	45,195	175,435
Accounts receivable, net	39,339	39,847
Due from related party	99	100
Net investment in lease	216,742	217,488
Right of use asset	31,530	31,556
Prepaid expenses and other assets	109,367	138,771
Total Assets	$3,440,615	$3,491,628
LIABILITIES
Notes payable, at fair value	$491,460	$512,758
Accounts payable and accrued expenses	78,918	79,621
Prepaid rent and other liabilities	3,274	3,186
Lease liability	36,555	36,257
Intangible liabilities, net	28,953	29,576
Due to related party	62,135	7,791
Distributions payable	302	3,179
Total Liabilities	701,597	672,368
COMMITMENTS AND CONTINGENCIES (NOTE 9)
REDEEMABLE PARTNERS’ CAPITAL: 1,903,768 and 1,893,099 limited partnership units issued and outstanding as of March 31, 2026 and December 31, 2025	2,576,973	2,629,868
PARTNERS’ CAPITAL
GENERAL PARTNER: 574 and 563 limited partnership units issued and outstanding as of March 31, 2026 and December 31, 2025	930	942
Additional paid-in capital	187,586	187,586
Retained earnings (deficit)	(683,752)	(657,872)
Total partners’ capital excluding noncontrolling interests	(495,236)	(469,344)
Non-controlling interests	657,281	658,736
Total Partners’ Capital	162,045	189,392
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$3,440,615	$3,491,628
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Solar revenue	$17,675	$13,353
Rental and other property income	13,797	9,174
Total Revenues	31,472	22,527
Expenses:
Solar and property operating expense	21,527	9,578
Management fees to related party	11,598	10,225
Expense reimbursement to related parties	1,283	1,097
Interest expense and other	8,977	3,106
General and administrative expense	4,784	2,515
Depreciation and amortization expense, net	17,363	11,031
Real estate tax	2,296	1,362
Total Expenses	67,828	38,914
Other income (expense):
Interest income	6,406	4,317
Realized gain on net investment in lease	—	117,364
Loss on investments in unconsolidated entities	—	(607)
Change in fair value of notes payable	(283)	(536)
Total other income (expense)	6,123	120,538
Net (loss) income	(30,233)	104,151
Net (loss) income attributable to non-controlling interests	(1,117)	14,284
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(29,116)	$89,867
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2026	$2,545,981	$83,887	$942	187,586	$(657,872)	$658,736	$189,392
Fixed return decrease	(90)	(1)	—	—	—	—	—
Fixed return increase	91	—	—	—	—	—	—
Capital contributions	20,200	—	—	—	—	266	266
Distributions and redemptions	(13,073)	(419)	(4)	—	—	(604)	(608)
Distribution of realized incentive allocation	—	(56,375)	—	—	—	—	—
Net loss	(28,430)	(678)	(8)	—	—	(1,117)	(1,125)
Change in fair value of redeemable Limited Partners’ capital	25,097	783	—	—	(25,880)	—	(25,880)
Balance as of March 31, 2026	$2,549,776	$27,197	$930	$187,586	$(683,752)	$657,281	$162,045

	Redeemable Partners’ Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners’ Capital
Balance as of January 1, 2025	$2,218,554	$30,908	$882	$(447,254)	$110,821	$(335,551)
Fixed return decrease	(41)	—	—	—	—	—
Fixed return increase	41	—	—	—	—	—
Capital contributions	10,917	—	—	—	40	40
Distributions and redemptions	—	(8,324)	—	—	—	—
Net income	88,376	1,442	49	—	14,284	14,333
Change in fair value of redeemable Limited Partners’ capital	(81,210)	(801)	—	82,011	—	82,011
Balance as of March 31, 2025	$2,236,637	$23,225	$931	$(365,243)	$125,145	$(239,167)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(30,233)	$104,151
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization, net	16,768	10,167
Straight-line rent	170	51
Amortization of right-of-use asset	26	199
Amortization of deferred financing costs	786	—
Realized gain on net investment in lease	—	(117,364)
(Gain) loss on investments in unconsolidated entities	—	607
Change in fair value of notes payable	283	536
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(159)	(4,348)
Accounts payable and accrued expenses	(2,992)	4,181
Lease liabilities	298	124
Due to related party	(2,031)	1,096
Due from related party	1	(221)
Lease receivable	746	1,134
Prepaid rent and other liabilities	88	1,957
Accounts receivable, net	338	1,490
Net Cash (Used In) Provided by Operating Activities	(15,911)	3,760
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investments in real estate	(107,731)	(53,281)
Net Cash Used In Investing Activities	(107,731)	(53,281)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	20,466	11,359
Distributions and redemptions paid	(16,977)	—
Notes payable borrowing	70	—
Repayment of notes payable	(21,611)	(657)
Deferred financing costs paid	(826)	—
Net Cash (Used In) Provided by Financing Activities	(18,878)	10,702
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(142,520)	(38,819)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	421,334	340,642
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$278,814	$301,823
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$233,619	$271,551
Restricted cash	45,195	30,272
Total cash and cash equivalents and restricted cash	$278,814	$301,823
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)

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
As of March 31, 2026, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,205,418	$2,205,418	$—
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with U.S. GAAP. Interim results are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto of CIM Opportunity Zone Fund, L.P. for the fiscal year ended December 31, 2025.
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
March 31, 2026 (Unaudited)
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
Permanent Power Company, LLC (formerly known as Westlands Electric Power Company, LLC, “WEPCO”) (“Permanent Power Company”) is a VIE that is consolidated by the Fund as the primary beneficiary with a 66.7% interest as of March 31, 2026. The Fund has the ability to direct the activities of Permanent Power Company and the right to receive gains and the obligation to absorb Permanent Power Company’s losses as the majority equity holder. The remaining 33.3% interests in Permanent Power Company are held by other CIM-affiliated entities and are included in non-controlling interests on the consolidated balance sheets.
Reclassifications — Certain amounts in the Fund’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Fund reclassified $864,000 of amortization relating to the below-market REC from depreciation and amortization expense, net to solar revenue on the consolidated statement of operations for the period ended March 31, 2025. This reclassification had no effect on the previously reported net income or cash flows from operating activities.
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
Capitalized Project Costs — The Fund capitalizes project costs, including pre-construction costs, interest expense, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, or construction of a project, while activities are ongoing to prepare an asset for its intended use. Such costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three months ended March 31, 2026 and 2025.
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
Investments in Unconsolidated Entities, at Fair Value — The Fund accounts for its investments in unconsolidated entities under the equity method, as the Fund has the ability to exercise significant influence over the investments. The Fund’s investments in unconsolidated entities are carried under the fair value option pursuant to ASC 825, Financial Instruments (“ASC 825”) on the Fund’s consolidated balance sheets, with any changes in the fair value of such investments recognized in the consolidated statements of operations. During the year ended December 31, 2025, the Fund contributed its interests in two unconsolidated entities to Permanent Power Company. As of March 31, 2026, the Fund has no investments in unconsolidated entities.
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
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $48.4 million and $46.1 million, respectively, as of March 31, 2026 and December 31, 2025.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties owned by third parties.
Leases — The Fund classifies contractual lease agreements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842, Leases. For sales-type leases, the Fund derecognizes the leased asset and recognizes a net investment in lease on the consolidated balance sheets. The net investment in lease is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. The Fund evaluates its net investment in lease for impairment under the current expected credit loss standard, as further described below. Interest income is recognized under the effective interest method in the consolidated statements of operations. The effective interest method produces a constant yield on the sales-type lease receivable over the term of the lease. The Fund identified a sales-type lease in a power purchase agreement entered into during three months ended March 31, 2025 and recognized a gain on net investment in lease of $117.4 million in the consolidated statements of operations. See Note 10 — Leases for further details on the Fund’s sales-type lease.
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
Current Expected Credit Losses — Current expected credit losses (“CECL”) required under ASC 326, Financial Instruments - Credit Losses (“ASC 326”), reflects the Fund’s current estimate of potential credit losses related to the Fund’s net investment in lease included in the consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Fund’s consolidated statements of operations. While ASC 326 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective instrument.
For the Fund’s net investment in lease, the Fund uses a probability of default and loss given default method using a comparable data set. The Fund only expects to charge-off impairment losses as a reduction to current expected credit losses and as a reduction to the respective financial instrument balance if and when such amounts are deemed non-recoverable. Non-recoverability may also be concluded if, in the Fund’s determination, it is nearly certain that all amounts due will not be collected. During the three months ended March 31, 2026, the Fund did not record any current expected credit losses on its net investment in lease.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
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
During the three months ended March 31, 2026 and 2025, the Fund recognized solar revenues of $17.7 million and $13.4 million, respectively, which is reflected on the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, solar revenue accrued was $15.5 million and $11.0 million, respectively, and is included in accounts receivable, net on the consolidated balance sheets. Revenues yet to be billed under the Fund’s solar contracts will vary based on the volume of electricity and associated products delivered and/or available.
The Fund evaluates whether any embedded leases exist in its solar contracts. A lease of a facility or BESS is deemed to exist when a single off-taker has the ability or right to operate the facility or BESS, control physical access, or is entitled to obtain substantially all output from the facility or BESS at a price that is neither contractually fixed per unit of output nor equal to the current market price per unit of output, including electricity, RECs, and capacity attributes. The Fund has an embedded lease in its solar contracts, as further described under Note 10 — Leases.
The Fund evaluates whether its solar contracts contain an embedded derivative and, if a derivative exists, whether the derivative qualifies for the normal purchases and normal sales scope exception. If the exception applies, the derivative is treated as an executory contract and revenue is recorded as the contracted product is delivered.
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which had an initial

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
weighted average useful life of 26.7 years, as a reduction to depreciation and amortization expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset as other income in the consolidated statement of operations. To date, as of March 31, 2026, the Fund’s investments have generated an ITC of approximately $334.8 million that was recorded at an estimated market value of $308.1 million.
During the three months ended March 31, 2026 and 2025, amortization of the ITC was $2.2 million and $2.4 million, respectively, and is reflected as a reduction to depreciation and amortization expense, net in the consolidated statements of operations. The remaining unamortized balance as of March 31, 2026 and December 31, 2025 was $238.7 million and $240.9 million, respectively. The balance will be amortized over the remaining useful life of the solar facilities.
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
Restricted Cash — Restricted cash for real estate taxes, insurance, and other miscellaneous reserves, is recorded on the consolidated financial statements in accordance with agreements that require segregation of funds related to the operations of the respective real estate investment or solar investment or related loan agreements. Restricted cash also includes other cash collateral required by tax equity partnership agreements, debt and related collateral agreements, or by letters of credit issued as performance security for the Fund’s PPAs.
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
Network Reimbursement Receivable — In conjunction with the development of solar facilities, the Fund has a receivable that represents upgrades to enhance network infrastructure that will be recovered in the future. As of March 31, 2026 and December 31, 2025, $31.1 million and $32.5 million, respectively, is recorded in prepaid expenses and other assets in the consolidated balance sheets.
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
Income Taxes — The Fund has operated, and intends to continue to operate in a manner that will allow it to qualify as a partnership for U.S. federal income tax purposes. Generally, an entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Accordingly, the Fund does not record a provision for U.S. federal, state, or local income taxes because the partners report their share of the Fund’s income or loss on their income tax returns. If the Fund fails to continue to qualify as a partnership for U.S. federal income tax purposes in any taxable year, and is not entitled to relief under the Code for an inadvertent termination of its partnership status, or if the Fund is subject to an IRS audit under the partnership audit rules enacted by the Bipartisan Budget Act of 2015 and does not make an election pursuant to Section 6226 of the Code, the Fund will be subject to federal and state income tax on its taxable income at regular corporate income tax rates. The Fund is subject to tax examinations for state and U.S. federal purposes since 2021.
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
March 31, 2026 (Unaudited)
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
See Note 11 — Segment Reporting for a further discussion regarding these segments.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, are as follows (in thousands):

Description	Total Fair Value as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable	$491,460	$—	$—	$491,460

Description	Total Fair Value as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable	$512,758	$—	$—	$512,758

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2026:

Investment	Fair Value as of March 31, 2026 (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Debt
Notes Payable	$491,460	Net present value	Market interest rate	5.9% - 9.8%
				(8.2%)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2025:

Investment	Fair Value as of December 31, 2025 (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Debt
Notes Payable	$512,758	Net present value	Market interest rate	6.0% - 9.9%
				(8.3%)

Increases in market interest rates would generally increase the discount rate applied to expected cash flows and result in a lower fair value, while decreases in market interest rates would generally decrease the discount rate and result in a higher fair value.
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the three months ended March 31, 2026 and 2025 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2026	$—	$512,758
Notes payable borrowing	—	70
Repayment of notes payable	—	(21,611)
Deferred financing costs paid	—	(826)
Amortization of deferred financing costs	—	786
Change in fair value of notes payable	—	283
Ending balance, March 31, 2026	$—	$491,460

Beginning balance, January 1, 2025	$119,127	$295,464
Repayment of notes payable	—	(657)
Purchases of/additions to investments	55	—
Loss on investments in unconsolidated entities	(607)	—
Change in fair value of notes payable	—	536
Ending balance, March 31, 2025	$118,575	$295,343

4. INVESTMENTS IN REAL ESTATE
2026 Transactions — During the three months ended March 31, 2026, the Fund did not acquire any new properties.
2025 Transactions — During the three months ended March 31, 2025, the Fund did not acquire any new properties.
Consolidated Joint Ventures — The Fund’s consolidated joint ventures, as described below, are variable interest entities and the Fund has been determined to be the primary beneficiary.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
As of March 31, 2026 and December 31, 2025, the Fund had a 70.2% interest in a joint venture (the “Dallas Consolidated Joint Venture”) with affiliates and an unrelated third party (“The Dallas Consolidated Joint Venture Partner’s”). As of March 31, 2026, the Dallas Consolidated Joint Venture had total assets of $322.1 million, which included $267.7 million of real estate assets, net of accumulated depreciation and amortization of $36.0 million, and total liabilities of $163.0 million, including debt outstanding of $122.6 million. As of December 31, 2025, the Dallas Consolidated Joint Venture had total assets of $327.3 million, which included $270.3 million of real estate assets, net of accumulated depreciation and amortization of $33.5 million, and total liabilities of $167.5 million, including debt outstanding of $124.4 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the Dallas Consolidated Joint Venture Partners’ approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partners are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of March 31, 2026 and December 31, 2025, the Fund had a 91.0% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with an affiliate. As of March 31, 2026, the Washington D.C. Consolidated Joint Venture had total assets of $116.3 million, which included $112.8 million of real estate assets, net of accumulated depreciation and amortization of $18.6 million, and total liabilities of $67.7 million, including debt outstanding of $66.8 million. As of December 31, 2025, the Washington D.C. Consolidated Joint Venture had total assets of $120.8 million, which included $113.9 million of real estate assets, net of accumulated depreciation and amortization of $17.5 million, and total liabilities of $67.6 million, including debt outstanding of $66.5 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
As further described in Note 2 — Summary of Significant Accounting Policies, the Fund has a 66.7% interest in Permanent Power Company. As of March 31, 2026, Permanent Power Company’s assets totaled $2.2 billion, which included solar assets of $1.8 billion, and total liabilities of $329.4 million, including debt outstanding of $265.0 million.
5. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands, except weighted average life remaining):

	March 31, 2026	December 31, 2025
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $4,841 and $4,514, respectively (with a weighted average life remaining of 9.3 years and 9.6 years, respectively)	$10,025	$10,266
Above-market power purchase agreement, net of accumulated amortization of $58 and $29, respectively (with a weighted average life remaining of 15.1 years and 15.3 years, respectively)	1,742	1,771
Total intangible lease assets, net	$11,767	$12,037
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $1,247 and $624, respectively (with a weighted average life remaining of 11.8 years and 12.1 years, respectively).	$28,953	$29,576
Amortization expense for the in-place leases and other intangibles is included in depreciation and amortization expense, net. Above-market power purchase agreements are amortized as a reduction to solar revenue in the accompanying consolidated statements of operations over the remaining terms of the respective agreements. Below-market RECs are amortized as an increase to solar revenue in the accompanying consolidated statements of operations over the remaining terms of the respective agreement.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
In-place lease and other intangible amortization	$327	$319
Above-market lease amortization	$29	$—
Below-market REC agreement amortization	$624	$864
As of March 31, 2026, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Power Purchase Agreement	Below-market REC agreement amortization
Remainder of 2026	$1,007	$87	$1,871
2027	1,348	116	2,494
2028	1,339	116	2,494
2029	1,333	116	2,494
2030	1,333	116	2,494
2031	1,333	116	2,494
Thereafter	2,332	1,075	14,612
Total	$10,025	$1,742	$28,953

6. DEBT
The following table summarizes the notes payable balances as of March 31, 2026 and December 31, 2025, and the debt activity for the three months ended March 31, 2026 (in thousands):

		During the Three Months Ended March 31, 2026
	December 31, 2025	Borrowings	Repayments	Amortization	Fair Value Adjustment	March 31, 2026
Notes Payable:
Fixed rate notes payable	$90,802	$—	$(19,802)	$—	$—	$71,000
Variable rate notes payable	174,369	70	(1,809)	—	—	172,630
Credit facilities	265,000	—	—	—	—	265,000
Total notes payable	530,171	70	(21,611)	—	—	508,630
Fair value adjustment	(4,470)	—	—	—	283	(4,187)
Deferred costs - variable rate debt	(12,943)	(826)	—	786	—	(12,983)
Total notes payable, at fair value	$512,758	$(756)	$(21,611)	$786	$283	$491,460
As of March 31, 2026, the aggregate outstanding principal balance of the Fund’s notes payable was $508.6 million and the fair value was $491.5 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of March 31, 2026. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 3 — Fair Value Measurements.
Fixed Rate Notes Payable
As of March 31, 2026, a subsidiary of the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031.
During the three months ended March 31, 2026, the Fund repaid $19.8 million of the principal balance on the fixed rate note payable to an affiliate of CIM entered into in connection with the Permanent Power Company transaction.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Variable Rate Notes Payable
As of March 31, 2026, a subsidiary of the Fund had a $122.6 million variable rate note payable related to the Dallas Consolidated Joint Venture with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85% with monthly payments of interest only maturing on April 23, 2027.
As of March 31, 2026, a subsidiary of the Fund had a loan agreement for a $50.1 million variable rate note payable related to an operational asset with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.90%, with monthly interest-only payments, and matures on January 9, 2029. The Fund has the option to exercise two one-year extension options, subject to certain conditions set forth in the agreement.
As of March 31, 2026, the weighted average interest rate of the Fund’s variable rate notes payable was 6.76%.
Credit Facilities
As of March 31, 2026, a subsidiary of the Fund had a $400.0 million delayed draw term loan with a stated maturity of December 8, 2030 and has a floating interest rate of term SOFR plus 6.00% per annum. As of March 31, 2026, there was $265.0 million outstanding under the facility.
As of March 31, 2026, the weighted average interest rate of the Fund’s credit facility was 9.79%.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to March 31, 2026 (in thousands):

Principal Repayments
Remainder of 2026	$—
2027	122,560
2028	—
2029	50,070
2030	265,000
2031	71,000
Thereafter	—
Total	$508,630
7. PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
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
In connection with each capital contribution, a Limited Partner shall be issued Units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $91,000 and $41,000 for the three months ended March 31, 2026 and 2025, respectively, which are included in the consolidated statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease. There were no contributions receivable as of March 31, 2026 and December 31, 2025.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. The Fund had $302,000 and $3.2 million of distributions payable in the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Redeemable Partners’ Capital
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to Incentive Allocation without notice to the Limited Partners at any time in their discretion. During the three months ended March 31, 2026, the Fund redeemed units totaling $341,000. There were no redemptions during the three months ended March 31, 2025.
8. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of March 31, 2026, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any Units of any Limited Partner. Since inception through March 31, 2026, the Fund has incurred Incentive Allocation totaling $124.9 million and there was no unrealized Incentive Allocation as of March 31, 2026.
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
March 31, 2026 (Unaudited)
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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Management Fees:
Management fees	$11,598	$10,225
Administration and other reimbursable expenses:
Expense reimbursement to related parties	$1,283	$1,097
Organizational costs (1)	$1	$2
Development fees and allocable costs and expenses (2)	$7,642	$6,390
Property management fees (3)	$705	$640
______________________
(1)Organizational costs are included in general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and development-related Allocable Costs and Expenses, as well as Leasing Brokerage Fees and Multifamily Residential Sales Fees incurred by the Fund’s consolidated investments. Depending on the stage of development, some of these amounts have been capitalized to real estate and solar facilities under development in the consolidated balance sheets. Does not include $25,000 which was incurred by the Fund’s investments in unconsolidated entities that was allocated to the Fund based on its respective ownership percentage of the investment, for the three months ended March 31, 2025. No such expenses were incurred for the three months ended March 31, 2026.
(3)Property management fees are expensed to property operating expense in the consolidated statement of operations.

Due to Related Parties
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Management fees	$890	$—
Accrued interest payable (1)	$1,081	$868
Realized Incentive Allocation payable	$56,375	$—
Administration and other reimbursable expenses	$3,789	$6,923
______________________
(1)Accrued interest payable is related to interest on debt held by an investment of the Fund with an affiliated related party.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Due from Related Parties
The Fund had $99,000 and $100,000 due from related parties related to amounts received by CIM affiliated entities which were due to the Fund as of March 31, 2026 and December 31, 2025, respectively.
Related Party Transactions
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been purchased by the Fund from CIM and its affiliates. In these instances, such investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of March 31, 2026, the Fund held investments with a total net asset value of $1.8 billion that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into agreements with certain unconsolidated entities and other CIM affiliated entities from time to time. During the three months ended March 31, 2025 the Fund incurred $1.0 million in fees for transmission services to one of its unconsolidated entities, which is reflected in solar and property operating expense within the statements of operations. The Fund incurred no such fees during the three months ended March 31, 2026. In addition, a subsidiary of the Fund provides point-to-point transmission services to transmit the output of an affiliate’s BESS asset in exchange for a monthly service charge. During the three months ended March 31, 2026, the Fund earned $104,206 in fees for transmission services from the affiliate customer, which is included in solar revenue in the consolidated statements of operations.
The Fund had a master power purchase and sale agreement with a CIM affiliate for an index plus contract with bundled RECs at a fixed price of $3.40 per megawatt-hour (MWh) with no volume minimums. The Fund, acting as agent of the affiliate, collected revenues related to REC sales from the power purchase and sale agreement counterparty and remitted the difference between the current bundled REC price with the power purchase and sale agreement counterparty and the fixed price under the affiliated PPA. During the three months ended March 31, 2025 the Fund remitted $4.9 million to the CIM related vehicle, which is reflected as a reduction of solar revenue in the consolidated statements of operations. Subsequent to March 31, 2025, this arrangement was terminated and no amounts were remitted during the three months ended March 31, 2026. In addition, a subsidiary of the Fund maintains a parking agreement with a CIM affiliate to lease additional parking spaces for tenants of the subsidiary’s residential property.
As further described in Note 2 — Summary of Significant Accounting Policies, certain CIM-affiliated entities contributed all their interests in the Project Entities (and certain additional solar projects) to Permanent Power Company in exchange for common units in Permanent Power Company. As of March 31, 2026, the other CIM-affiliated entities owned approximately 33.3% of the interests in Permanent Power Company. As part of the Permanent Power Company transaction, a subsidiary of the Fund entered into debt agreements with affiliates of CIM, as further described in Note 6 — Debt. Additionally, in connection with the Permanent Power Company transaction, a subsidiary of the Fund has agreed to indemnify another CIM-affiliated fund for certain losses and liabilities, as discussed further in Note 9 — Commitments and Contingencies.
9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business.
During the year ended December 31, 2023, the Fund incurred a $9.0 million expense related to a dispute with a previous customer over a solar contract. Certain subsidiaries of the Fund are currently seeking to recover this expense from the previous customer in litigation. On April 24, 2024, the previous customer filed its own claims against certain subsidiaries of the Fund along with affiliates of CIM, seeking more than $200 million (without specifying or explaining the basis of the alleged damages) from all defendants in the aggregate. The litigation is in process and the outcome cannot be estimated or predicted at this time. CIM and the other affiliated defendants deny the previous customer’s allegations and will continue to pursue their claim against the previous customer. In connection with the Permanent Power Company transactions, a subsidiary of the Fund has agreed to indemnify another CIM-affiliated fund for certain losses and liabilities if incurred by such other fund in connection with the litigation as it specifically relates to one of the solar projects that is

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
now owned by such subsidiary. As it relates to the Fund specifically, while no outcome can be guaranteed, management does not believe that the outcome will be material to the Fund.
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
10. LEASES
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
As of March 31, 2026, the Fund’s leases had a weighted-average remaining term of 7.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Fund retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Fund’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Future minimum rental revenue under long-term operating leases as of March 31, 2026, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2026	$17,456
2027	24,327
2028	24,840
2029	25,288
2030	25,682
Thereafter	86,383
Total	$203,976
Rental and other property income related to the Fund’s operating leases during the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed rental and other property income (1)	$8,116	$7,292
Variable rental and other property income (2)	5,681	1,882
Total rental and other property income	$13,797	$9,174
__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term and is net of uncollectible lease-related receivables.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
Sales-Type Leases
The Fund has a sales-type lease related to a power purchase agreement. At the commencement of the lease, the Fund derecognized the leased asset, which consisted of $102.7 million of the Fund’s solar facilities and recognized an initial net investment in lease of $220.1 million, which included a lease receivable of $184.7 million and the estimated unguaranteed residual value of $35.4 million. As of March 31, 2026, the remaining term of the sales-type lease is 13.8 years with a maturity of January 31, 2040. Upon maturity, the underlying leased assets will be retained by the Fund.
The remaining maturities of the Fund’s net investment in lease are as follows as of March 31, 2026 (in thousands):

Sales-type lease
Remainder of 2026	$16,846
2027	22,457
2028	22,448
2029	22,439
2030	22,425
Thereafter	203,248
Total lease payments	309,863
Less: Unearned interest income	(132,448)
Sales-type lease receivable	177,415
Unguaranteed residual asset	39,327
Net investment in lease	$216,742
The following presents the impact to the consolidated statements of operations related to the Fund’s sales-type leases during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Realized gain on net investment in lease	$—	$117,364
Interest income on sales-type leases (1)	4,870	2,611
Total sales-type lease income	$4,870	$119,975
______________________
(1)Included in interest income in the consolidated statements of operations.
Ground Leases
The Fund has an investment in a real estate property that is subject to a ground lease for which a right of use (“ROU”) asset of $31.5 million and $31.6 million and a lease liability of $36.6 million and $36.3 million was recorded as of March 31, 2026 and December 31, 2025, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 of ground lease expense during both the three months ended March 31, 2026 and 2025, respectively, of which $200,000 was paid in cash during the respective periods in which it was recognized. As of March 31, 2026, the remaining term of the ground lease is 92.73 years and matures on December 1, 2118. Upon maturity, the underlying leased assets will be retained by the Fund.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
The remaining maturities of the Fund’s ground lease liability are as follows as of March 31, 2026 (in thousands):

Ground lease
Remainder of 2026	$600
2027	800
2028	800
2029	800
2030	880
Thereafter	195,304
Total lease payments	199,184
Less: Future lease payments	(162,629)
Lease liability	$36,555
11. SEGMENT REPORTING
The CODM determined that the Fund has two reportable segments: Real Estate and Infrastructure. Corporate/other represents all corporate level and unallocated items and includes the Fund’s other asset management activities and expenses. There were no changes to reportable segments in 2026 or 2025. The Fund’s CODM is the Fund’s senior management team, which includes officers of the General Partner of the Fund: the Chief Financial Officer, Chief Accounting Officer, and Chief Administrative Officer.
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
The following tables present segment reporting for the three months ended March 31, 2026 and 2025 (in thousands):

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)

	Three Months Ended March 31, 2026
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$17,675	$—	$17,675
Rental and other property income	13,797	—	—	13,797
Total Revenues	13,797	17,675	—	31,472
Expenses:
Solar and property operating expense	13,107	8,420	—	21,527
Management fees to related party	—	—	11,598	11,598
Expense reimbursement to related parties	—	—	1,283	1,283
Interest expense and other	3,757	5,191	29	8,977
General and administrative expense	1,391	1,701	1,692	4,784
Depreciation and amortization expense, net	7,924	9,439	—	17,363
Real estate tax	2,228	68	—	2,296
Total Expenses	28,407	24,819	14,602	67,828
Other income (expense):
Interest income	150	5,567	689	6,406
Change in fair value of notes payable	(283)	—	—	(283)
Total other income	(133)	5,567	689	6,123
Net loss	(14,743)	(1,577)	(13,913)	(30,233)
Net loss attributable to non-controlling interests	(414)	(703)	—	(1,117)
Net loss attributable to CIM Opportunity Zone Fund, L.P.	$(14,329)	$(874)	$(13,913)	$(29,116)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)

	Three Months Ended March 31, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$13,353	$—	$13,353
Rental and other property income	9,174	—	—	9,174
Total Revenues	9,174	13,353	—	22,527
Expenses:
Solar and property operating expense	3,154	6,424	—	9,578
Management fees to related party	—	—	10,225	10,225
Expense reimbursement to related parties	—	—	1,097	1,097
Interest expense and other	3,078	—	28	3,106
General and administrative expense	334	1,123	1,058	2,515
Depreciation and amortization expense, net	4,222	6,809	—	11,031
Real estate tax	1,284	78	—	1,362
Total Expenses	12,072	14,434	12,408	38,914
Other income (expense):
Interest income	809	2,834	674	4,317
Realized gain/loss on investment	—	117,364	—	117,364
Loss on investments in unconsolidated entities	—	(607)	—	(607)
Change in fair value of notes payable	(692)	156	—	(536)
Total other income (expense)	117	119,747	674	120,538
Net (loss) income	(2,781)	118,666	(11,734)	104,151
Net (loss) income attributable to non-controlling interests	(780)	15,064	—	14,284
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(2,001)	$103,602	$(11,734)	$89,867
Major Customers
The following table presents revenues from certain customers during the three months ended March 31, 2026 and 2025 that individually exceeded 10% of total consolidated revenues (in thousands):

	Three Months Ended March 31,
	2026	2025
Solar customer #1	$2,770	$4,811
Solar customer #2	$3,580	$3,630
Solar customer #3	$7,902	$3,518
Solar customer #4	$3,435	$—
Real estate customer #1	$6,084	$6,092

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
12. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$302	$31
Contributions receivable	$—	$53
Accrued capital expenditures	$48,409	$46,911
Supplemental Cash Flow Disclosures:
Interest paid	$8,014	$3,088
13. SUBSEQUENT EVENTS
The following events have occurred subsequent to March 31, 2026:
The Fund accepted additional capital commitments of approximately $10.5 million.
The Fund distributed $51.0 million to CIM Opportunity Zone Fund SLP, LLC, which represents approximately 90% of the realized Incentive Allocation to the respective partner for the year ended December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the financial statements contained therein, and the terms “we,” “us,” “our” and the “Fund” refer to CIM Opportunity Zone Fund, L.P.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Overview
The Fund was formed on November 1, 2018 and commenced operations on January 21, 2019, and is governed by the Partnership Agreement. The Fund is organized as an open-ended vehicle for the purpose of investing in infrastructure and real estate, through entities that acquire, own, develop or re-develop and operate infrastructure and real estate assets in Opportunity Zones, with the objective of generating returns from capital appreciation and operating income once development of these assets is complete. The Fund’s assets under development had plans in place or were developed at the time of the Fund’s acquisition that are strategic to each asset achieving current income and appreciation of value. The Fund engages third parties or affiliates of the Manager (also referred to as the “development manager”) to provide development management services, and in consideration the Fund pays development management fees. The Fund is also invested in Permanent Power Company, a portfolio company, as further discussed in Note 2 — Summary of Significant Accounting Policies.
Portfolio Information
As of March 31, 2026, we had investments in 19 assets, with a carrying value of $2.8 billion. During the three months ended March 31, 2026, we did not acquire ownership interests in any additional properties.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than geopolitical conflict and national economic conditions affecting real estate in general, such as inflation and heightened interest rates and the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q.

The following table provides summary information about our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Solar revenue	$17,675	$13,353	$4,322
Rental and other property income	13,797	9,174	4,623
Total Revenues	31,472	22,527	8,945
Solar and property operating expense	21,527	9,578	11,949
Management fees to related party	11,598	10,225	1,373
Expense reimbursement to related parties	1,283	1,097	186
Interest expense and other	8,977	3,106	5,871
General and administrative expense	4,784	2,515	2,269
Depreciation and amortization expense, net	17,363	11,031	6,332
Real estate tax	2,296	1,362	934
Total Expenses	67,828	38,914	28,914
Interest income	6,406	4,317	2,089
Realized gain on net investment in lease	—	117,364	(117,364)
Loss on investments in unconsolidated entities	—	(607)	607
Change in fair value of notes payable	(283)	(536)	253
Total other income (expense)	6,123	120,538	(114,415)
Net (loss) income	(30,233)	104,151	(134,384)
Net (loss) income attributable to non-controlling interests	(1,117)	14,284	(15,401)
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(29,116)	$89,867	$(118,983)
Solar revenue
The increase in solar revenue of $4.3 million during the three months ended March 31, 2026, compared to the same period in 2025 was due to the Fund acquiring increased interest in new revenue-producing assets as part of the Permanent Power Company transaction.
Rental and other property income
The increase in rental and other property income of $4.6 million during the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to increased occupancy at the Fund’s operational properties along with additional properties becoming operational subsequent to March 31, 2025.
Solar and property operating expense
The increase in solar and property operating expense of $11.9 million during the three months ended March 31, 2026, compared to the same periods in 2025 was primarily due to the amendment of solar contracts in 2025 which changed the basis of expense from volume to capacity, as well as the acquisition of interests in additional solar facilities as part of the Permanent Power Company transaction and additional properties becoming operational subsequent to March 31, 2025. Additionally, the Fund had additional real estate properties become operational between periods which also drove an increase in expenses.
Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $1.4 million during the three months ended March 31, 2026, compared to the same periods in 2025 was primarily due to an increase in NAV driven by additional capital raised, as well as an increase in the valuation of the portfolio of assets held by the Fund. From March 31, 2025 to March 31, 2026 the Fund accepted an additional $109.5 million in capital contributions.

Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
Expense reimbursement to related parties during the three months ended March 31, 2026 remained relatively consistent compared to the same period in 2025.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The increase in interest expense and other of $5.9 million during the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to additional borrowings entered into subsequent to March 31, 2025, including $265.0 million drawn on a credit facility. This was partially offset by decreased interest rates subsequent to March 31, 2025.
General and administrative expenses
General and administrative expenses primarily consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $2.3 million during the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to increased administrative fees resulting from increased investments at March 31, 2026, compared to during 2025. The increase was also impacted by the timing of services performed in the respective periods.
Depreciation and amortization expense, net
The increase in depreciation and amortization expense, net of $6.3 million during the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to depreciation and amortization from assets placed in service subsequent to March 31, 2025 along with the addition of new properties associated with the Permanent Power Company transaction.
Real estate tax
The increase in real estate tax of $934,000 for the three months ended March 31, 2026 compared to the same periods in 2025 was due to increased property taxes in relation to reassessments of the Fund’s properties that became operational subsequent to March 31, 2025.
Interest income
Interest income consists of amounts received on interest-bearing accounts and interest income on sales-type leases.
The increase in interest income of $2.1 million during the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to a $2.3 million increase in interest income relating to the sales-type lease as the prior period amount represented a partial period compared to a full period of interest income during the three months ended March 31, 2026.The increase was partially offset by lower balances in our interest-bearing accounts.
Realized gain on net investment in lease
Realized gain on net investment in lease was $117.4 million during the three months ended March 31, 2025 resulting from a sales-type lease in a power purchase agreement that was entered into during the three months ended March 31, 2025. No such lease was entered into during the three months ended March 31, 2026.
Loss on investments in unconsolidated entities
Loss on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
Loss on investments in unconsolidated entities was $607,000 during the three months ended March 31, 2025, resulting from a decrease in the valuation of the portfolio assets held by the unconsolidated entities. Both of the Fund’s investments in unconsolidated entities were contributed to Permanent Power Company subsequent to March 31, 2025 and the Fund had no investments in unconsolidated entities during the three months ended March 31, 2026.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The change in fair value of notes payable during the three months ended March 31, 2026 remained relatively consistent compared to the three months ended March 31, 2025.
Net (loss) income attributable to non-controlling interests
The change in net income attributable to non-controlling interests was primarily due to a decrease in income at the Fund’s infrastructure segment, the interests of which are 33.3% held by non-controlling interest holders subsequent to the Permanent Power Company transaction. Net loss attributable to the non-controlling interest holders was $1.1 million during the three months ended March 31, 2026, compared to net income allocated to the non-controlling interest holders of $14.3 million during the same period in 2025. The change was also driven by the allocation of non-controlling interest for the gain on sales-type lease during the three months ended March 31, 2025, without a corresponding transaction during the three months ended March 31, 2026.
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
We expect to obtain the liquidity and capital resources that we need over the short and long-term from cash on hand, the proceeds of our private offerings and from any undistributed funds from operations. For additional detail regarding our private offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Use of Proceeds from Registered Sales of Securities” in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.
We currently anticipate that our available capital resources, including the proceeds from our private offering and the proceeds from any financing arrangements we may enter into, when combined with cash flow generated from our operating assets, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.
Contractual Obligations
As of March 31, 2026, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $508.6 million and fair value of $491.5 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are nonrecourse, and contain various restrictions and covenants with which the Fund was in compliance as of March 31, 2026.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net Cash (Used In) Provided by Operating Activities	$(15,911)	$3,760
Net Cash Used In Investing Activities	(107,731)	(53,281)
Net Cash (Used In) Provided by Financing Activities	(18,878)	10,702
Net Change In Cash And Cash Equivalents And Restricted Cash	$(142,520)	$(38,819)
As of March 31, 2026 and 2025, cash and cash equivalents and restricted cash totaled $278.8 million and $301.8 million, respectively.
Net cash used in operating activities for the three months ended March 31, 2026 was $15.9 million, compared to net cash provided by operating activities of $3.8 million during the three months ended March 31, 2025. Cash flows provided by operating activities for both the three months ended March 31, 2026 and 2025 primarily relates to rental and solar income received and interest income received on our cash-bearing accounts during the period. These inflows are offset by cash flows used in operating activities, which includes the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. The change in operating cash flows was primarily driven by additional payments to reduce the outstanding balance of accounts payable and accrued expenses and due to related parties during the three months ended March 31, 2026 compared to the same period in 2025.
Cash flows used in investing activities for both the three months ended March 31, 2026 and 2025 primarily relates to acquisitions and additions to our investments.
Net cash used in financing activities for the three months ended March 31, 2026 primarily related to repayment of notes payable and distributions paid, partially offset by capital contributions received. Cash provided by financing activities for three months ended March 31, 2025 primarily related to contributions received.
Related Parties
See “Note 8 — Management Fees, Incentive Allocation and Other Related-Party Transactions” for a description of certain transactions and relationships with related parties.
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
We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our consolidated financial statements, which should be read in conjunction with the more complete discussion of our significant accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. We consider our critical accounting policies to be the following:

•Recoverability of Real Estate and Infrastructure Assets;
•Acquisitions and Initial Consolidation of VIEs; and
•Fair Value Measurements.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2025 and related notes thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest rate risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as bank credit facilities, term loans, revolving facilities and securitizations.
As of March 31, 2026, we had an aggregate of $265 million of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, if any, and therefore, we are exposed to interest rate changes in SOFR. As of March 31, 2026, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $1.3 million per year.
As the information presented above includes only those exposures that existed as of March 31, 2026, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We are subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and changes in status (credit ratings for public companies are used as a primary metric): change in tenant space needs (i.e. expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.

Commodity Price Risk
Certain assets in the portfolio are exposed to electricity price risk due to the absence of long‑term power purchase agreements. Revenues from these assets are subject to market price fluctuations affecting both solar generation and battery storage operations. Battery storage assets are further exposed to intraday price volatility, as revenues depend on short‑term market movements.
In addition, renewable attributes associated with these assets are sold under annual and monthly contracts and are subject to repricing risk. The portfolio does not hedge exposure to electricity prices or intraday volatility, and no hedging market exists for renewable attributes. Adverse movements in these markets could materially and adversely affect operating results and cash flows.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2026 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. For a description of our pending legal proceedings refer to the information set forth in Note 9 — Commitments and Contingencies to the consolidated financial statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since March 2019, we have commenced and continue to commence, various private placement offerings of our Units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of March 31, 2026, we have sold 1,971,001 units resulting in gross offering proceeds of approximately $2.2 billion. The following table represents units sold during the three months ended March 31, 2026 and 2025:

Quarter Ended	Number of Units Sold	Aggregate Amount of Consideration
January 16, 2025	1,748.63	$2,155,000
February 14, 2025	4,643.82	5,723,000
March 17, 2025	2,465.94	3,039,000
March 31, 2025	8,858.39	$10,917,000
January 15, 2026	3,491.24	$4,850,000
February 13, 2026	7,774.31	10,800,000
March 16, 2026	3,275.29	4,550,000
March 31, 2026	14,540.84	$20,200,000
__________________________________
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM Opportunity Zone Fund, L.P.

By:	/s/ Nathan D. DeBacker

Name:	Nathan D. DeBacker
Title:	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

CIM Opportunity Zone Fund, L.P.

By:	/s/ David Thompson

Name:	David Thompson
Title:	Chief Financial Officer (Principal Executive Officer)
Date: May 14, 2026