Form 10-Q
period 2026-06-30
CIM Opportunity Zone Fund, L.P.
filed 2026-08-14
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of August 13, 2026, there were 1,868,562 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

CIM OPPORTUNITY ZONE FUND, L.P. AND SUBSIDIARIES

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	3
Consolidated Statements of Operations for the three months and six months ended June 30, 2026 and 2025	4
Consolidated Statements of Changes in Partners’ Capital and Redeemable Partners’ Capital for the three months and six months ended June 30, 2026 and 2025	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
PART II — OTHER INFORMATION	42
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	43
Signatures	44

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Land	$280,482	$277,301
Building and improvements	960,753	925,552
Solar facilities	1,287,978	1,266,106
Intangible assets	16,790	16,580
Real estate and solar facilities under development	641,400	276,549
Total investments in real estate	3,187,403	2,762,088
Accumulated depreciation and amortization	(153,062)	(119,556)
Total investments in real estate and solar facilities, net	3,034,341	2,642,532
Cash and cash equivalents	216,511	245,899
Restricted cash	98,290	175,435
Accounts receivable, net	47,468	39,847
Due from related party	1,139	100
Net investment in lease	215,978	217,488
Right of use asset	31,336	31,556
Prepaid expenses and other assets	96,727	138,771
Total Assets	$3,741,790	$3,491,628

LIABILITIES
Notes payable, at fair value	$708,891	$512,758
Accounts payable and accrued expenses	192,148	79,621
Prepaid rent and other liabilities	6,887	3,186
Lease liability	36,684	36,257
Intangible liabilities, net	28,329	29,576
Asset retirement obligations	27,977	—
Due to related party	9,729	7,791
Distributions and redemptions payable	13,399	3,179
Total Liabilities	1,024,044	672,368
COMMITMENTS AND CONTINGENCIES (NOTE 9)
REDEEMABLE PARTNERS’ CAPITAL: 1,867,711 and 1,893,099 limited partnership units issued and outstanding as of June 30, 2026 and December 31, 2025	2,581,365	2,629,868
PARTNERS’ CAPITAL
GENERAL PARTNER: 562 and 563 limited partnership units issued and outstanding as of June 30, 2026 and December 31, 2025	924	942
Additional paid-in capital	187,586	187,586
Retained earnings (deficit)	(709,743)	(657,872)
Total partners’ capital excluding noncontrolling interests	(521,233)	(469,344)
Non-controlling interests	657,614	658,736
Total Partners’ Capital	136,381	189,392
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$3,741,790	$3,491,628
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Solar revenue	$26,231	$17,011	$43,906	$30,364
Rental and other property income	16,265	9,013	30,062	18,187
Total Revenues	42,496	26,024	73,968	48,551
Expenses:
Solar and property operating expense	20,817	8,700	42,344	18,278
Management fees to related party	11,684	10,310	23,282	20,535
Expense reimbursement to related parties	2,130	683	3,413	1,780
Interest expense and other	7,247	3,075	16,224	6,181
General and administrative expense	3,911	2,259	8,695	4,774
Depreciation, amortization, and accretion expense, net	19,316	10,457	36,679	21,488
Real estate tax	2,786	1,441	5,082	2,803
Total Expenses	67,891	36,925	135,719	75,839
Other income (expense):
Other (expense) income	(3,543)	2,682	(3,543)	2,682
Interest income	6,115	7,074	12,521	11,391
Realized gain on net investment in lease	—	—	—	117,364
Gain on investments in unconsolidated entities	—	2,229	—	1,622
Change in fair value of notes payable	419	(2)	136	(538)
Total other income	2,991	11,983	9,114	132,521
Net (loss) income	(22,404)	1,082	(52,637)	105,233
Net income (loss) attributable to non-controlling interests	344	445	(773)	14,729
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(22,748)	$637	$(51,864)	$90,504
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners' Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2026	$2,545,981	$83,887	$942	$187,586	$(657,872)	$658,736	$189,392
Fixed return decrease	(90)	(1)	—	—	—	—	—
Fixed return increase	91	—	—	—	—	—	—
Capital contributions	20,200	—	—	—	—	266	266
Distributions and redemptions	(13,073)	(419)	(4)	—	—	(604)	(608)
Distribution of realized incentive allocation	—	(56,375)	—	—	—	—	—
Net loss	(28,430)	(678)	(8)	—	—	(1,117)	(1,125)
Change in fair value of redeemable Limited Partners' capital	25,097	783	—	—	(25,880)	—	(25,880)
Balance as of March 31, 2026	$2,549,776	$27,197	$930	$187,586	$(683,752)	$657,281	$162,045
Fixed return decrease	(98)	(1)	—	—	—	—	—
Fixed return increase	99	—	—	—	—	—	—
Capital contributions	14,195	—	—	—	—	272	272
Distributions and redemptions	(13,052)	—	—	—	—	(283)	(283)
Net (loss) income	(22,617)	(125)	(6)	—	—	344	338
Change in fair value of redeemable Limited Partners' capital	25,709	282	—	—	(25,991)	—	(25,991)
Balance as of June 30, 2026	$2,554,012	$27,353	$924	$187,586	$(709,743)	$657,614	$136,381

	Redeemable Partners' Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2025	$2,218,554	$30,908	$882	$(447,254)	$110,821	$(335,551)
Fixed return decrease	(41)	—	—	—	—	—
Fixed return increase	41	—	—	—	—	—
Capital contributions	10,917	—	—	—	40	40
Distributions and redemptions	—	(8,324)	—	—	—	—
Net income	88,376	1,442	49	—	14,284	14,333
Change in fair value of redeemable Limited Partners' capital	(81,210)	(801)	—	82,011	—	82,011
Balance as of March 31, 2025	$2,236,637	$23,225	$931	$(365,243)	$125,145	$(239,167)
Fixed return decrease	(55)	(1)	—	—	—	—
Fixed return increase	56	—	—	—	—	—
Capital contributions	10,879	—	—	—	1,396	1,396
Epic Merger	6,148	—	—	—	(8,821)	(8,821)
Distributions and redemptions	(348)	—	—	—	(264)	(264)
Net income	521	110	6	—	445	451
Change in fair value of redeemable Limited Partners' capital	7,408	86	—	(7,494)	—	(7,494)
Balance as of June 30, 2025	$2,261,246	$23,420	$937	$(372,737)	$117,901	$(253,899)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(52,637)	$105,233
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation, amortization, and accretion expense, net	35,467	19,760
Straight-line rent	239	215
Amortization of right-of-use asset	220	398
Gain on Epic Merger	—	(2,673)
Amortization of deferred financing costs	2,296	44
Realized gain on net investment in lease	—	(117,364)
Gain on investments in unconsolidated entities	—	(1,622)
Change in fair value of notes payable	(136)	538
Return on investment in unconsolidated entities	—	709
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,370)	(3,049)
Accounts payable and accrued expenses	(3,441)	(1,960)
Lease liabilities	427	249
Due to related party	1,938	1,410
Due from related party	(1,039)	(221)
Lease receivable	1,510	1,134
Prepaid rent and other liabilities	3,701	(1,244)
Accounts receivable, net	(7,860)	(2,095)
Net Cash Used In Operating Activities	(21,685)	(538)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investments in real estate	(240,164)	(99,772)
Net Cash Used In Investing Activities	(240,164)	(99,772)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	34,933	23,530
Distributions and redemptions paid	(73,590)	(8,936)
Notes payable borrowing	238,920	—
Repayment of notes payable	(22,244)	(17,557)
Deferred financing costs paid	(22,703)	(900)
Net Cash Provided by (Used In) Financing Activities	155,316	(3,863)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(106,533)	(104,173)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	421,334	340,642
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$314,801	$236,469
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$216,511	$205,091
Restricted cash	98,290	31,378
Total cash and cash equivalents and restricted cash	$314,801	$236,469
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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
As of June 30, 2026, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,219,613	$2,219,613	$—
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with U.S. GAAP. Interim results are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto of CIM Opportunity Zone Fund, L.P. for the fiscal year ended December 31, 2025.
Principles of Consolidation — The accompanying interim consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. The portions of equity in consolidated subsidiaries that are not wholly-owned and are not attributable, directly or indirectly, to the Fund are presented as non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.
In determining whether the Fund has controlling interests in an entity and is required to consolidate the accounts in that entity, the Fund analyzes its investments in accordance with standards set forth in U.S. GAAP to determine whether the entities are variable interest entities (“VIEs”), and if so, whether the Fund is the primary beneficiary. The Fund’s judgment

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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
Permanent Power Company, LLC (formerly known as Westlands Electric Power Company, LLC) (“Permanent Power Company”) is a VIE that is consolidated by the Fund as the primary beneficiary with a 66.7% interest as of June 30, 2026. The Fund has the ability to direct the activities of Permanent Power Company and the right to receive gains and the obligation to absorb Permanent Power Company’s losses as the majority equity holder. The remaining 33.3% interests in Permanent Power Company are held by other CIM-affiliated entities and are included in non-controlling interests on the consolidated balance sheets.
Reclassifications — Certain amounts in the Fund’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Fund reclassified $864,000 and $1.73 million of amortization relating to the below-market REC from depreciation, amortization, and accretion expense, net to solar revenue on the consolidated statement of operations for the three and six months ended June 30, 2025, respectively. This reclassification had no effect on the previously reported net income or cash flows from operating activities.
Out of Period Adjustment — During the three months ended June 30, 2026, the Fund recorded an out of period adjustment in the consolidated financial statements as of and for the three and six months ended June 30, 2026 related to asset retirement obligations (“ARO”) for the Fund’s solar facilities. Accordingly, during the three months ended June 30, 2026, the Fund recorded an out of period adjustment to recognize the ARO that would have been incurred through March 31, 2026 consisting of $26.4 million to asset retirement obligations with an offsetting increase of $21.9 million to solar facilities, $1.4 million to accumulated depreciation and amortization, and $2.8 million to real estate and solar facilities under development in the consolidated balance sheets, and $0.3 million to depreciation, amortization, and accretion expense, net, in the consolidated statement of operations. The Fund assessed this out of period adjustment both quantitatively and qualitatively and concluded the prior period impact was immaterial.
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates, market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three and six months ended June 30, 2026 and 2025.
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
Investments in Unconsolidated Entities, at Fair Value — The Fund accounts for its investments in unconsolidated entities under the equity method, as the Fund has the ability to exercise significant influence over the investments. The Fund’s investments in unconsolidated entities are carried under the fair value option pursuant to ASC 825, Financial Instruments (“ASC 825”) on the Fund’s consolidated balance sheets, with any changes in the fair value of such investments recognized in the consolidated statements of operations. During the year ended December 31, 2025, the Fund contributed its interests in two unconsolidated entities to Permanent Power Company. As of June 30, 2026, the Fund has no investments in unconsolidated entities.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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
Derivative Financial Instruments — As part of risk management and operational strategies, from time to time, the Fund may enter into derivative contracts with various counterparties. All derivatives are recognized on the balance sheet at their estimated fair value. On the date that the Fund enters into a derivative contract, the Fund designates the derivative as a fair value hedge, a cash flow hedge, a foreign currency fair value or cash flow hedge, a hedge of a net investment in a foreign operation, or a trading or non-hedging instrument.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Fund has interest rate caps and swaps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings as other (expense) income on the accompanying consolidated statements of operations.
Accounts Payable and Accrued Expenses — Accounts payable and accrued expenses include accrued capital expenditures of $162.1 million and $46.1 million, respectively, as of June 30, 2026 and December 31, 2025.
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties owned by third parties.
Leases — The Fund classifies contractual lease agreements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842, Leases. For sales-type leases, the Fund derecognizes the leased asset and recognizes a net investment in lease on the consolidated balance sheets. The net investment in lease is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. The Fund evaluates its net investment in lease for impairment under the current expected credit loss standard, as further described below. Interest income is recognized under the effective interest method in the consolidated statements of operations. The effective interest method produces a constant yield on the sales-type lease receivable over the term of the lease. The Fund identified a sales-type lease in a power purchase agreement entered into during six months ended June 30, 2025 and recognized a gain on net investment in lease of $117.4 million in the consolidated statements of operations. See Note 10 — Leases for further details on the Fund’s sales-type lease.
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
June 30, 2026 (Unaudited)
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
For the Fund’s net investment in lease, the Fund uses a probability of default and loss given default method using a comparable data set. The Fund only expects to charge-off impairment losses as a reduction to current expected credit losses and as a reduction to the respective financial instrument balance if and when such amounts are deemed non-recoverable. Non-recoverability may also be concluded if, in the Fund’s determination, it is nearly certain that all amounts due will not be collected. During the three and six months ended June 30, 2026 and 2025, the Fund did not record any current expected credit losses on its net investment in lease.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
sold at a fixed price. For a BESS that is not considered to be under a lease, the performance obligations related to the capacity attributes are satisfied over time based on the output method.
During the three and six months ended June 30, 2026, the Fund recognized solar revenues of $26.2 million and $43.9 million, respectively, and during three and six months ended June 30, 2025, the Fund recognized solar revenues of $17.0 million and $30.4 million as reclassified, respectively, which is reflected on the consolidated statements of operations. As of June 30, 2026 and December 31, 2025, solar revenue accrued was $22.4 million and $11.0 million, respectively, and is included in accounts receivable, net on the consolidated balance sheets. Revenues yet to be billed under the Fund’s solar contracts will vary based on the volume of electricity and associated products delivered and/or available.
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
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20. At the time the ITC is generated, the Fund records the ITC at its estimated market value as a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which had an initial weighted average useful life of 26.7 years, as a reduction to depreciation, amortization, and accretion expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset as other income in the consolidated statement of operations. To date, as of June 30, 2026, the Fund’s investments have generated an ITC of approximately $334.8 million that was recorded at an estimated market value of $308.1 million.
During the three and six months ended June 30, 2026 , amortization of the ITC was $2.2 million and $4.4 million, respectively, and during the three and six months ended June 30, 2025, amortization of the ITC was $2.2 million and $4.6 million, respectively, and is reflected as a reduction to depreciation, amortization, and accretion expense, net in the consolidated statements of operations. The remaining unamortized balance as of June 30, 2026 and December 31, 2025 was $236.5 million and $240.9 million, respectively. The balance will be amortized over the remaining useful life of the solar facilities.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Network Reimbursement Receivable — In conjunction with the development of solar facilities, the Fund has a receivable that represents upgrades to enhance network infrastructure that will be recovered in the future. As of June 30, 2026 and December 31, 2025, $31.2 million and $32.5 million respectively, is recorded in prepaid expenses and other assets in the consolidated balance sheets.
Land options — The Fund holds options to purchase land associated with the development of solar facilities. As of June 30, 2026 and December 31, 2025, $26.2 million is recorded in prepaid expenses and other assets in the consolidated balance sheets.
Asset Retirement Obligations — The Fund recognizes ARO’s in conjunction with the development of solar facilities. The Fund records a liability for the fair value of an ARO in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived assets. The Fund’s AROs relate to the obligations for the future dismantlement of the Fund’s solar facilities. The asset retirement cost is allocated using a systematic and rational method over the asset’s estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the ARO. For assets where an estimate cannot be reasonably determined, including solar facilities which are in the early stages of development, no ARO is recorded. During the three and six months ended June 30, 2025 there was no activity. The changes in ARO during the three and six months ended June 30, 2026 are (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning asset retirement obligations	$—	$—
Liabilities incurred in current period	25,881	25,881
Accretion expense	2,096	2,096
Ending asset retirement obligations	$27,977	$27,977
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
June 30, 2026 (Unaudited)
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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832)—Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). The amendment establishes the accounting guidance for governmental grants received by a business entity. This guidance is effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within the annual reporting period. The amendment may be applied on a modified prospective approach, a modified retrospective approach or retrospectively. Early adoption is permitted in both interim and annual reporting periods. The Fund is currently evaluating whether the adoption of ASU 2025-10 will have a material impact on its consolidated financial statements and disclosures.
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligations that may be settled with environmental credits. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Fund is currently evaluating whether the adoption of ASU 2026-02 will have a material impact on its consolidated financial statements and disclosures.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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
Derivative instruments — In the normal course of business, the Fund may use certain types of derivative instruments, such as interest rate swaps and interest rate caps, for the purpose of managing or hedging its interest rate risk. All derivative instruments are carried at fair value and are generally valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models along with credit valuation adjustments. These are incorporated into the fair values to account for the Fund’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Fund has determined that the majority of the inputs used to value its derivatives has generally fallen within Level 2 of the fair value hierarchy, certain credit valuation adjustments associated with such derivatives may utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.
Asset Retirement Obligations — The non-recurring initial measurement of ARO at fair value is calculated using discounted cash flow techniques and is based on engineering estimates of future retirement costs associated with removing

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
solar equipment. Significant Level 3 inputs include the estimated future decommissioning costs, useful lives of related assets, discount rate and inflation rates.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, are as follows (in thousands):

Description	Total Fair Value as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial liability:
Notes payable	$708,891	$—	$—	$708,891
Interest rate swaps	3,543	—	3,543	—
Total financial liabilities	$712,434	$—	$3,543	$708,891

Description	Total Fair Value as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable	$512,758	$—	$—	$512,758
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2026:

Description	Fair Value as of June 30, 2026 (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Notes Payable	$708,891	Net present value	Market interest rate	6.2% - 9.7%
				(7.8%)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2025:

Description	Fair Value as of December 31, 2025 (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Notes Payable	$512,758	Net present value	Market interest rate	6.0% - 9.9%
				(8.3%)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Increases in market interest rates would generally increase the discount rate applied to expected cash flows and result in a lower fair value, while decreases in market interest rates would generally decrease the discount rate and result in a higher fair value.
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2026 and 2025 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2026	$—	$512,758
Notes payable borrowing	—	238,920
Repayment of notes payable	—	(22,244)
Deferred financing costs paid	—	(22,703)
Amortization of deferred financing costs	—	2,296
Change in fair value of notes payable	—	(136)
Ending balance, June 30, 2026	$—	$708,891

Beginning balance, January 1, 2025	$119,127	$295,464
Repayment of notes payable	—	(17,557)
Return on investment in unconsolidated entities	(709)	—
Purchases of/additions to investments	63	—
Deferred financing costs paid	—	(900)
Amortization of deferred financing costs	—	44
Unrealized gain on investments in unconsolidated entities	1,622	—
Change in fair value of notes payable	—	538
Ending balance, June 30, 2025	$120,103	$277,589

4. INVESTMENTS IN REAL ESTATE
2026 Transactions — During the six months ended June 30, 2026, the Fund did not acquire any new properties.
2025 Transactions — During the six months ended June 30, 2025, the Fund did not acquire any new properties.
Consolidated Joint Ventures — The Fund’s consolidated joint ventures, as described below, are variable interest entities and the Fund has been determined to be the primary beneficiary.
As of June 30, 2026 and December 31, 2025, the Fund had a 70.2% interest in a joint venture (the “Dallas Consolidated Joint Venture”) with affiliates and an unrelated third party (“The Dallas Consolidated Joint Venture Partners”). As of June 30, 2026, the Dallas Consolidated Joint Venture had total assets of $321.6 million, which included $265.2 million of real estate assets, net of accumulated depreciation and amortization of $38.6 million, and total liabilities of $163.7 million, including debt outstanding of $121.9 million. As of December 31, 2025, the Dallas Consolidated Joint Venture had total assets of $327.3 million, which included $270.3 million of real estate assets, net of accumulated depreciation and amortization of $33.5 million, and total liabilities of $167.5 million, including debt outstanding of $124.4 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the Dallas Consolidated Joint Venture Partners’ approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partners are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of June 30, 2026 and December 31, 2025, the Fund had a 91.0% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with an affiliate. As of June 30, 2026, the Washington D.C. Consolidated Joint Venture had

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
total assets of $116.4 million, which included $111.9 million of real estate assets, net of accumulated depreciation and amortization of $19.6 million, and total liabilities of $67.5 million, including debt outstanding of $66.4 million. As of December 31, 2025, the Washington D.C. Consolidated Joint Venture had total assets of $120.8 million, which included $113.9 million of real estate assets, net of accumulated depreciation and amortization of $17.5 million, and total liabilities of $67.6 million, including debt outstanding of $66.5 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
As further described in Note 2 — Summary of Significant Accounting Policies, the Fund has a 66.7% interest in Permanent Power Company. As of June 30, 2026, Permanent Power Company’s assets totaled $2.5 billion, which included solar assets of $2.0 billion, which are reported within land, solar facilities, and real estate under development on the consolidated balance sheet. Total liabilities were $635.5 million, including debt outstanding of $444.6 million.
5. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands, except weighted average life remaining):

	June 30, 2026	December 31, 2025
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $5,172 and $4,514, respectively (with a weighted average life remaining of 9.1 years and 9.6 years, respectively)	$9,841	$10,266
Above-market power purchase agreement, net of accumulated amortization of $64 and $29, respectively (with a weighted average life remaining of 14.8 years and 15.3 years, respectively)	1,713	1,771
Total intangible lease assets, net	$11,554	$12,037
Intangible liabilities:
Acquired below-market renewable energy certificate (“REC”) agreement, net of accumulated amortization of $1,871 and $624, respectively (with a weighted average life remaining of 11.6 years and 12.1 years, respectively).	$28,329	$29,576

Amortization expense for the in-place leases and other intangibles is included in depreciation, amortization, and accretion expense, net. Above-market power purchase agreements are amortized as a reduction to solar revenue in the accompanying consolidated statements of operations over the remaining terms of the respective agreements. Below-market RECs are amortized as an increase to solar revenue in the accompanying consolidated statements of operations over the remaining terms of the respective agreement.
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
In-place lease and other intangible amortization	$330	$319	$657	$638
Above-market lease amortization	$35	$—	$64	$—
Below-market REC agreement amortization	$624	$864	$1,247	$1,728

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
As of June 30, 2026, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Power Purchase Agreement	Below-market REC agreement amortization
Remainder of 2026	$671	$58	$1,247
2027	1,349	116	2,494
2028	1,335	116	2,494
2029	1,320	116	2,494
2030	1,326	116	2,494
Thereafter	3,840	1,191	17,106
Total	$9,841	$1,713	$28,329

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
6. DEBT
The following table summarizes the notes payable balances as of June 30, 2026 and December 31, 2025, and the debt activity for the six months ended June 30, 2026 (in thousands):

		During the Six Months Ended June 30, 2026
	December 31, 2025	Borrowings	Repayments	Amortization	Fair Value Adjustment	June 30, 2026
Notes Payable:
Fixed rate notes payable	$90,802	$—	$(19,802)	$—	$—	$71,000
Variable rate notes payable	174,369	59,316	(2,442)	—	—	231,243
Credit facilities	265,000	179,604	—	—	—	444,604
Total notes payable	530,171	238,920	(22,244)	—	—	746,847
Fair value adjustment	(4,470)	—	—	—	(136)	(4,606)
Deferred costs - variable rate debt	(12,943)	(22,703)	—	2,296	—	(33,350)
Total notes payable, at fair value	$512,758	$216,217	$(22,244)	$2,296	$(136)	$708,891
As of June 30, 2026, the aggregate outstanding principal balance of the Fund’s notes payable was $746.8 million and the fair value was $708.9 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are non-recourse, and contain various restrictions and covenants with which the Fund was in compliance as of June 30, 2026. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in Note 3 — Fair Value Measurements.
Fixed Rate Notes Payable
As of June 30, 2026, a subsidiary of the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031.
During the six months ended June 30, 2026, the Fund repaid $19.8 million of the principal balance on the fixed rate note payable to an affiliate of CIM entered into in connection with the Permanent Power Company transaction.
Variable Rate Notes Payable
As of June 30, 2026, a subsidiary of the Fund had a $121.9 million variable rate note payable related to the Dallas Consolidated Joint Venture with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85% with monthly payments of interest only maturing on April 23, 2027.
As of June 30, 2026, a subsidiary of the Fund had a loan agreement for a $50.8 million variable rate note payable related to an operational asset with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.90%, with monthly interest-only payments, and matures on January 9, 2029. The Fund has the option to exercise two one-year extension options, subject to certain conditions set forth in the agreement.
As of June 30, 2026, a subsidiary of the Fund had a loan agreement for a $18.7 million variable rate note payable related to an operational asset with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.50%, with monthly payments of interest only maturing on June 9, 2028.
As of June 30, 2026, a subsidiary of the Fund had a loan agreement for a $39.8 million variable rate note payable related to an operational asset with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.50%, with monthly payments of interest only maturing on June 9, 2028.
As of June 30, 2026, the weighted average interest rate of the Fund’s variable rate notes payable was 6.42%.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Credit Facilities
As of June 30, 2026, a subsidiary of the Fund had a $400.0 million delayed draw term loan with a stated maturity of December 8, 2030 and has a floating interest rate of term SOFR plus 6.00% per annum. As of June 30, 2026, there was $335.0 million outstanding under the facility.
As of June 30, 2026, a subsidiary of the Fund had a $166.7 million bridge loan and a $372.2 million construction loan to be used for development with a stated maturity of June 16, 2031 for both loans. The loans had a floating interest rate of term SOFR plus 2.25% and 1.75% per annum, respectively. As of June 30, 2026, there was $109.6 million outstanding on the bridge loan and none outstanding on the construction loan, respectively.
As of June 30, 2026, the weighted average interest rate of the Fund’s credit facilities was 8.73%.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to June 30, 2026 (in thousands):

Principal Repayments
Remainder of 2026	$—
2027	121,927
2028	58,531
2029	50,785
2030	335,000
Thereafter	180,604
Total	$746,847
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
In connection with each capital contribution, a Limited Partner shall be issued units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $99,000 and $190,000 for the three and six months ended June 30, 2026, respectively, and generated fixed returns of $56,000 and $97,000 for the three and six months ended June 30, 2025, respectively, which are included in the consolidated statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease. There were no contributions receivable as of June 30, 2026 and December 31, 2025.
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such time and in such amounts as determined by the General Partner in its discretion. The Fund had $13.4 million and $3.2 million of distributions payable in the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Redeemable Partners’ Capital
Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to Incentive Allocation without notice to the Limited Partners at any time in their discretion. During the six months ended June 30, 2026 and 2025, the Fund redeemed units totaling $13.4 million and $348,000, respectively.
8. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of June 30, 2026, multiplied by their proportionate share of NAV as of the beginning of the quarter.
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
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC (the “SLP”), an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer Incentive Allocation of all or a portion of the Incentive Allocation attributable to any units of any Limited Partner. Since inception through June 30, 2026, the Fund has incurred Incentive Allocation totaling $124.9 million and there was no unrealized Incentive Allocation as of June 30, 2026.
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
June 30, 2026 (Unaudited)

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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management Fees:
Management fees	$11,684	$10,310	$23,282	$20,535
Administration and other reimbursable expenses:
Expense reimbursement to related parties	$2,130	$683	$3,413	$1,780
Organizational costs (1)	$2	$29	$3	$31
Development fees and allocable costs and expenses (2)	$16,050	$6,390	$23,692	$12,780
Property management fees (3)	$706	$572	$1,410	$1,213
______________________
(1)Organizational costs are included in general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and development-related Allocable Costs and Expenses, as well as Leasing Brokerage Fees and Multifamily Residential Sales Fees incurred by the Fund’s consolidated investments. Depending on the stage of development, some of these amounts have been capitalized to real estate and solar facilities under development in the consolidated balance sheets. Does not include $38,000 and $63,000 which was incurred by the Fund’s investments in unconsolidated entities that was allocated to the Fund based on its respective ownership percentage of the investment, for the three and six months ended June 30, 2025. No such expenses were incurred for the three and six months ended June 30, 2026.
(3)Property management fees are expensed to property operating expense in the consolidated statement of operations.
Due to Related Parties
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Management fees	$49	$—
Accrued interest payable (1)	1,081	868
Administration and other reimbursable expenses	8,599	6,923
Total due to related parties	$9,729	$7,791
______________________
(1)Accrued interest payable is related to interest on debt held by an investment of the Fund with an affiliated related party.
Due from Related Parties
The Fund had $1.1 million and $100,000 due from related parties related to amounts received by CIM affiliated entities which were due to the Fund as of June 30, 2026 and December 31, 2025, respectively.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Related Party Transactions
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been purchased by the Fund from CIM and its affiliates. In these instances, such investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of June 30, 2026, the Fund held investments with a total net asset value of $1.9 billion that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into agreements with certain unconsolidated entities and other CIM affiliated entities from time to time. During the three and six months ended June 30, 2025 the Fund incurred $1.0 million and $2.0 million in fees for transmission services to one of its unconsolidated entities, which is reflected in solar and property operating expense within the statements of operations. The Fund incurred no such fees during the three and six months ended June 30, 2026. In addition, a subsidiary of the Fund provides point-to-point transmission services to transmit the output of an affiliate’s BESS asset in exchange for a monthly service charge. During the three and six months ended June 30, 2026, the Fund earned $104,000 and $208,000 in fees for transmission services from the affiliate customer, which is included in solar revenue in the consolidated statements of operations. No such fees were earned during 2025.
The Fund had a master power purchase and sale agreement with a CIM affiliate for an index plus contract with bundled RECs at a fixed price of $3.40 per megawatt-hour (MWh) with no volume minimums. The Fund, acting as agent of the affiliate, collected revenues related to REC sales from the power purchase and sale agreement counterparty and remitted the difference between the current bundled REC price with the power purchase and sale agreement counterparty and the fixed price under the affiliated PPA. During the three and six months ended June 30, 2025 the Fund remitted $9.7 million and $14.5 million to the CIM related vehicle, which is reflected as a reduction of solar revenue in the consolidated statements of operations. This arrangement was terminated effective December 31, 2025, and accordingly, no amounts were remitted under the agreement during the three and six months ended June 30, 2026. In addition, a subsidiary of the Fund maintains a parking agreement with a CIM affiliate to lease additional parking spaces for tenants of the subsidiary’s residential property. Parking expenses were less than $1,000 during each of the six months ended June 30, 2026 and 2025. Additionally, during the three months ended June 30, 2026, a subsidiary of the Fund acquired a property through the assignment of an existing purchase agreement from a related party to facilitate the future development of additional parking and reimbursed approximately $50,000 for certain acquisition-related deposits and legal costs associated with the transaction.
As further described in Note 2 — Summary of Significant Accounting Policies, certain CIM-affiliated entities contributed all their interests in the Project Entities (and certain additional solar projects) to Permanent Power Company in exchange for common units in Permanent Power Company. As of June 30, 2026, the other CIM-affiliated entities owned approximately 33.3% of the interests in Permanent Power Company. As part of the Permanent Power Company transaction, a subsidiary of the Fund entered into debt agreements with affiliates of CIM , as further described in Note 6 — Debt. Additionally, in connection with the Permanent Power Company transaction, a subsidiary of the Fund has agreed to indemnify another CIM-affiliated fund for certain losses and liabilities, as discussed further in Note 9 — Commitments and Contingencies.
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
June 30, 2026 (Unaudited)
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
As of June 30, 2026, the Fund’s leases had a weighted-average remaining term of 7.6 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Fund retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Fund’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Future minimum rental revenue under long-term operating leases as of June 30, 2026, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2026	$10,710
2027	23,485
2028	25,394
2029	25,852
2030	26,257
Thereafter	93,056
Total	$204,754
Rental and other property income related to the Fund’s operating leases during the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed rental and other property income (1)	$9,489	$7,295	$17,605	$14,587
Variable rental and other property income (2)	6,776	1,718	12,457	3,600
Total rental and other property income	$16,265	$9,013	$30,062	$18,187

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term and is net of uncollectible lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
Sales-Type Leases
The Fund has a sales-type lease related to a power purchase agreement. At the commencement of the lease, the Fund derecognized the leased asset, which consisted of $102.7 million of the Fund’s solar facilities and recognized an initial net investment in lease of $220.1 million, which included a lease receivable of $184.7 million and the estimated unguaranteed residual value of $35.4 million. As of June 30, 2026, the remaining term of the sales-type lease is 13.6 years with a maturity of January 31, 2040. Upon maturity, the underlying leased assets will be retained by the Fund.
The remaining maturities of the Fund’s net investment in lease are as follows as of June 30, 2026 (in thousands):

Sales-type lease
Remainder of 2026	$11,230
2027	22,457
2028	22,448
2029	22,439
2030	22,425
Thereafter	203,248
Total lease payments	304,247
Less: Unearned interest income	(128,489)
Sales-type lease receivable	175,758
Unguaranteed residual asset	40,220
Net investment in lease	$215,978

The following presents the impact to the consolidated statements of operations related to the Fund’s sales-type leases during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gain on net investment in lease	$—	$—	$—	$117,364
Interest income on sales-type leases (1)	4,853	5,594	9,723	8,205
Total sales-type lease income	$4,853	$5,594	$9,723	$125,569
______________________
(1)Included in interest income in the consolidated statements of operations.
Ground Leases
The Fund has an investment in a real estate property that is subject to a ground lease for which a right of use (“ROU”) asset of $31.3 million and $31.6 million and a lease liability of $36.7 million and $36.3 million was recorded as of June 30, 2026 and December 31, 2025, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Fund recognized $511,000 and $1.0 million of ground lease expense during the three and six months ended June 30, 2026 and 2025, respectively, of which $200,000 and $400,000 was paid in cash during the respective periods in which it was recognized. As of June 30, 2026, the remaining term of the ground lease is 92.50 years and matures on December 1, 2118. Upon maturity, the underlying leased assets will be retained by the Fund.
The remaining maturities of the Fund’s ground lease liability are as follows as of June 30, 2026 (in thousands):

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)

Ground lease
Remainder of 2026	$400
2027	800
2028	800
2029	800
2030	880
Thereafter	195,304
Total lease payments	198,984
Less: future lease payments	(162,300)
Lease liability	$36,684
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
The following tables present segment reporting for the three and six months ended June 30, 2026 and 2025 (in thousands):

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)

	Three Months Ended June 30, 2026
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$26,231	$—	$26,231
Rental and other property income	16,265	—	—	16,265
Total Revenues	16,265	26,231	—	42,496
Expenses:
Solar and property operating expense	11,585	9,232	—	20,817
Management fees to related party	—	—	11,684	11,684
Expense reimbursement to related parties	—	—	2,130	2,130
Interest expense and other	4,111	3,117	19	7,247
General and administrative expense	1,233	1,564	1,114	3,911
Depreciation, amortization, and accretion expense, net	7,844	11,472	—	19,316
Real estate tax	2,719	67	—	2,786
Total Expenses	27,492	25,452	14,947	67,891

Other income (expense):
Other income (expense)	—	(3,543)	—	(3,543)
Interest income	299	5,398	418	6,115
Change in fair value of notes payable	419	—	—	419
Total other income	718	1,855	418	2,991

Net (loss) income	(10,509)	2,634	(14,529)	(22,404)
Net (loss) income attributable to non-controlling interests	(405)	749	—	344
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(10,104)	$1,885	$(14,529)	$(22,748)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)

	Six Months Ended June 30, 2026
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$43,906	$—	$43,906
Rental and other property income	30,062	—	—	30,062
Total Revenues	30,062	43,906	—	73,968
Expenses:
Solar and property operating expense	24,692	17,652	—	42,344
Management fees to related party	—	—	23,282	23,282
Expense reimbursement to related parties	—	—	3,413	3,413
Interest expense and other	7,868	8,308	48	16,224
General and administrative expense	2,624	3,265	2,806	8,695
Depreciation, amortization, and accretion expense, net	15,768	20,911	—	36,679
Real estate tax	4,947	135	—	5,082
Total Expenses	55,899	50,271	29,549	135,719

Other income (expense):
Other income (expense)	—	(3,543)	—	(3,543)
Interest income	449	10,965	1,107	12,521
Change in fair value of notes payable	136	—	—	136
Total other income (expense)	585	7,422	1,107	9,114

Net (loss) income	(25,252)	1,057	(28,442)	(52,637)
Net (loss) income attributable to non-controlling interests	(819)	46	—	(773)
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(24,433)	$1,011	$(28,442)	$(51,864)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)

	Three Months Ended June 30, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$17,011	$—	$17,011
Rental and other property income	9,013	—	—	9,013
Total Revenues	9,013	17,011	—	26,024
Expenses:
Solar and property operating expense	2,655	6,045	—	8,700
Management fees to related party	—	—	10,310	10,310
Expense reimbursement to related parties	—	—	683	683
Interest expense and other	3,050	—	25	3,075
General and administrative expense	484	885	890	2,259
Depreciation, amortization, and accretion expense, net	4,096	6,361	—	10,457
Real estate tax	1,373	68	—	1,441
Total Expenses	11,658	13,359	11,908	36,925

Other income (expense):
Other income	2,682	—	—	2,682
Interest income	631	5,895	548	7,074
Gain on investments in unconsolidated entities	—	2,229	—	2,229
Change in fair value of notes payable	389	(391)	—	(2)
Total other income (expense)	3,702	7,733	548	11,983

Net (loss) income	1,057	11,385	(11,360)	1,082
Net (loss) income attributable to non-controlling interests	(666)	1,111	—	445
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$1,723	$10,274	$(11,360)	$637

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)

	Six Months Ended June 30, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$30,364	$—	$30,364
Rental and other property income	18,187	—	—	18,187
Total revenues	18,187	30,364	—	48,551
Expenses:
Solar and property operating expense	5,809	12,469	—	18,278
Management fees to related party	—	—	20,535	20,535
Expense reimbursement to related parties	—	—	1,780	1,780
Interest expense and other	6,128	—	53	6,181
General and administrative expense	818	2,008	1,948	4,774
Depreciation, amortization, and accretion expense, net	8,318	13,170	—	21,488
Real estate tax	2,657	146	—	2,803
Total expenses	23,730	27,793	24,316	75,839

Other income (expense):
Other income	2,682	—	—	2,682
Interest income	1,440	8,729	1,222	11,391
Realized gain on net investment in lease	—	117,364	—	117,364
Gain on investments in unconsolidated entities	—	1,622	—	1,622
Change in fair value of notes payable	(303)	(235)	—	(538)
Total other income (expense)	3,819	127,480	1,222	132,521

Net (loss) income	(1,724)	130,051	(23,094)	105,233
Net (loss) income attributable to non-controlling interests	(1,446)	16,175	—	14,729
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(278)	$113,876	$(23,094)	$90,504
Major Customers
The following table presents revenues from certain customers during the three and six months ended June 30, 2026 and 2025 that individually exceeded 10% of total consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Solar customer #1	$16,448	$8,284	$26,193	$11,802
Solar customer #2	$1,448	$4,200	$4,216	$9,011
Solar customer #3	$6,117	$2,361	$9,698	$5,990
Real estate customer #1	$6,058	$5,971	$12,142	$12,063

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
12. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions payable	$13,399	$31
Contributions receivable	$—	$57
Accrued capital expenditures	$162,089	$49,803
Deemed capital contributions resulting from Epic merger	$—	$6,148
Recognition of asset retirement obligations	$25,881	—
Supplemental Cash Flow Disclosures:
Interest paid	$13,856	$6,198
13. SUBSEQUENT EVENTS
The following events have occurred subsequent to June 30, 2026:
The Fund accepted additional capital commitments of approximately $400,000.

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
Portfolio Information
As of June 30, 2026, we had investments in 19 assets, with a carrying value of $3.0 billion. During the six months ended June 30, 2026, we did not acquire ownership interests in any additional properties.
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

The following table provides summary information about our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Solar revenue	$26,231	$17,011	$9,220	$43,906	$30,364	$13,542
Rental and other property income	16,265	9,013	7,252	30,062	18,187	11,875
Total Revenue	42,496	26,024	16,472	73,968	48,551	25,417
Solar and property operating expense	20,817	8,700	12,117	42,344	18,278	24,066
Management fees to related party	11,684	10,310	1,374	23,282	20,535	2,747
Expense reimbursement to related parties	2,130	683	1,447	3,413	1,780	1,633
Interest expense and other	7,247	3,075	4,172	16,224	6,181	10,043
General and administrative expense	3,911	2,259	1,652	8,695	4,774	3,921
Depreciation, amortization, and accretion expense, net	19,316	10,457	8,859	36,679	21,488	15,191
Real estate tax	2,786	1,441	1,345	5,082	2,803	2,279
Total Expenses	67,891	36,925	30,966	135,719	75,839	59,880
Other income (expense)	(3,543)	2,682	(6,225)	(3,543)	2,682	(6,225)
Interest income	6,115	7,074	(959)	12,521	11,391	1,130
Realized gain on net investment in lease	—	—	—	—	117,364	(117,364)
Gain on investments in unconsolidated entities	—	2,229	(2,229)	—	1,622	(1,622)
Change in fair value of notes payable	419	(2)	421	136	(538)	674
Total other income (expense)	2,991	11,983	(8,992)	9,114	132,521	(123,407)
Net (loss) income	(22,404)	1,082	(23,486)	(52,637)	105,233	(157,870)
Net income (loss) attributable to non-controlling interests	344	445	(101)	(773)	14,729	(15,502)
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(22,748)	$637	$(23,385)	$(51,864)	$90,504	$(142,368)
Solar revenue
The increase in solar revenue of $9.2 million and $13.5 million during the three and six months ended June 30, 2026, compared to the same periods in 2025 was due to the Fund acquiring increased interest in new revenue-producing assets as part of the Permanent Power Company transaction.
Rental and other property income
The increase in rental and other property income of $7.3 million and $11.9 million during the three and six months ended June 30, 2026, compared to the same periods in 2025 was primarily due to increased occupancy at the Fund’s operational properties along with additional properties becoming operational subsequent to June 30, 2025.
Solar and property operating expense
The increase in solar and property operating expense of $12.1 million and $24.1 million during the three and six months ended June 30, 2026, compared to the same periods in 2025 was primarily due to the amendment of solar contracts in 2025 which changed the basis of expense from volume to capacity, as well as the acquisition of interests in additional solar facilities as part of the Permanent Power Company transaction and additional real estate properties becoming operational subsequent to June 30, 2025.

Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $1.4 million and $2.7 million during the three and six months ended June 30, 2026, compared to the same periods in 2025 was primarily due to an increase in NAV driven by additional capital raised, as well as an increase in the valuation of the portfolio of assets held by the Fund. From June 30, 2025 to June 30, 2026 the Fund accepted an additional $106.7 million in capital contributions.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $1.4 million and $1.6 million during the three and six months ended June 30, 2026, compared to the same periods in 2025 was primarily due to increased administrative fees associated with the growth of the investment portfolio. As assets under management expanded, the complexity of managing and servicing those investments increased, resulting in higher administrative costs and greater resource requirements.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The increase in interest expense and other of $4.2 million and $10.0 million during the three and six months ended June 30, 2026, compared to the same periods in 2025 was primarily due to additional borrowings entered into subsequent to June 30, 2025, including $335.0 million drawn on a credit facility. This was partially offset by decreased interest rates subsequent to June 30, 2025.
General and administrative expenses
General and administrative expenses primarily consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $1.7 million and $3.9 million during the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to increased administrative fees resulting from increased investments at June 30, 2026, compared to during 2025.
Depreciation, amortization, and accretion expense, net
The increase in depreciation and amortization expense, net of $8.9 million and $15.2 million during the three and six months ended June 30, 2026, compared to the same periods in 2025 was primarily due to depreciation and amortization from assets placed in service subsequent to June 30, 2025 along with the addition of new properties associated with the Permanent Power Company transaction.
Real estate tax
The increase in real estate tax of $1.3 million and $2.3 million for the three and six months ended June 30, 2026 compared to the same periods in 2025 was due to increased property taxes in relation to reassessments of the Fund’s properties that became operational subsequent to June 30, 2025.
Other income (expense)
Other income for the three and six months ended June 30, 2025 consisted of a $2.7 million gain recognized in connection with the transaction between the Fund and CIM Epic II QOF, L.P., a Delaware limited partnership (the “Epic Merger”) which was completed during the six months ended June 30, 2025. Other expense for the three and six months ended June 30, 2026 consisted of an unrealized loss associated with a derivative instrument related to our solar facilities.
Interest income
Interest income consists of amounts received on interest-bearing accounts, interest on receivable balances, and interest income on sales-type leases.

Interest income during the six months ended June 30, 2026 compared to the same period in 2025 increased primarily due to interest income from the network reimbursement receivable following the acquisition of solar projects between periods. Interest income during the three months ended June 30, 2026 compared to the same period in 2025 decreased primarily related to lower interest income on the sales type lease due to passage of time between periods.
Realized gain on net investment in lease
Realized gain on net investment in lease was $117.4 million during the six months ended June 30, 2025 resulting from a sales-type lease in a power purchase agreement that was entered into during the six months ended June 30, 2025. No such lease was entered into during the three and six months ended June 30, 2026.
Gain on investments in unconsolidated entities
Gain on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
Gain on investments in unconsolidated entities was $2.2 million and $1.6 million during the three and six months ended June 30, 2025, resulting from an increase in the valuation of the portfolio assets held by the unconsolidated entities. Both of the Fund’s investments in unconsolidated entities were contributed to Permanent Power Company subsequent to June 30, 2025 and the Fund had no investments in unconsolidated entities during the three and six months ended June 30, 2026.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The Fund recognized gains from changes in fair value of notes payable during the three and six months ended June 30, 2026, primarily due to increases in market interest rates and changes in credit spreads resulting in a decrease in the fair value of the debt. Conversely, the Fund recognized losses during the corresponding periods in 2025 when market conditions resulted in an increase in the fair value of the debt.
Net income (loss) attributable to non-controlling interests
The change in net income attributable to non-controlling interests was primarily due to a decrease in income at the Fund’s infrastructure segment, the interests of which are 33.3% held by non-controlling interest holders subsequent to the Permanent Power Company transaction. Net income attributable to the non-controlling interest holders was income of $0.3 million and a loss of $0.8 million during the three and six months ended June 30, 2026, respectively, compared to net income allocated to the non-controlling interest holders of $0.4 million and $14.7 million during the same periods in 2025, respectively. The change in the six months ended June 30, 2026 was driven by the allocation of non-controlling interest for the gain on sales-type lease during the six months ended June 30, 2025, without a corresponding transaction during the six months ended June 30, 2026.
Financial Condition, Liquidity and Capital Resources
General
Since December 31, 2025, our financial condition has changed primarily as a result of increased investment and development activity and the related financing of those activities. Notes payable, at fair value, increased from $512.8 million as of December 31, 2025 to $708.9 million as of June 30, 2026, primarily reflecting $238.9 million of borrowings, offset by $22.2 million of repayments and additional deferred financing costs of $22.7 million during the six months ended June 30, 2026. These borrowings were principally used to fund development activities and other capital requirements.
Real estate and solar facilities under development increased from $276.5 million at December 31, 2025 to $641.4 million at June 30, 2026, reflecting continued investment in the development and construction of our real estate and solar projects.
Accounts payable and accrued expenses increased from $79.6 million at December 31, 2025 to $192.1 million at June 30, 2026. This increase was primarily attributable to higher accrued capital expenditures associated with our development and construction activities, which increased to $162.1 million at June 30, 2026 from $46.1 million at December 31, 2025. These accrued capital expenditures are expected to be paid as construction and development milestones are achieved and billed.

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
Contractual Obligations
As of June 30, 2026, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $302.2 million, and credit facilities with an outstanding principal balance of $444.6 million. Collectively, these obligations had an estimated fair value of $708.9 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are non-recourse, and contain various restrictions and covenants. The Fund's credit facilities are also subject to customary financial covenants and other restrictions. As of June 30, 2026, the Fund was in compliance with all applicable covenants under its debt agreements.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Net Cash Used In Operating Activities	$(21,685)	$(538)
Net Cash Used In Investing Activities	(240,164)	(99,772)
Net Cash Provided by (Used In) Financing Activities	155,316	(3,863)
Net Change In Cash And Cash Equivalents And Restricted Cash	$(106,533)	$(104,173)
As of June 30, 2026 and 2025, cash and cash equivalents and restricted cash totaled $314.8 million and $236.5 million, respectively.
Net cash used in operating activities for the six months ended June 30, 2026 was $21.7 million, compared to net cash used by operating activities of $0.5 million during the six months ended June 30, 2025. Cash flows used in operating activities for both the six months ended June 30, 2026 and 2025 primarily relate to rental income, solar income, lease income and interest income received on our cash-bearing accounts during the period. These inflows are offset by cash flows used in operating activities, which includes the payment of management fees as well as payments for interest expense, property operating expenses and marketing, legal, tax and accounting fees. The change in operating cash flows was primarily driven by additional payments to reduce the outstanding balance of accounts payable and accrued expenses and due to related parties during the six months ended June 30, 2026 compared to the same period in 2025.
Cash flows used in investing activities for both the six months ended June 30, 2026 and 2025 primarily relates to additions to our investments.

Net cash provided by financing activities for the six months ended June 30, 2026 primarily related to additional borrowings of notes payable at the Funds solar assets and additional capital contributions. This was partially offset by distributions and redemptions paid along with deferred financing fees paid on the notes at the Funds solar assets. Cash used by financing activities for six months ended June 30, 2025 primarily related to repayments of notes payable and distributions and redemptions paid, which was offset by contributions received.
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
As of June 30, 2026, we had an aggregate of $393.5 million of variable rate debt including $58.5 million of variable rate notes payable and $335.0 million outstanding under our credit facilities. This amount excludes any debt subject to interest rate swap agreements and interest rate cap agreements, if any, and therefore, we are exposed to interest rate changes in SOFR. As of June 30, 2026, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.0 million per year.
As the information presented above includes only those exposures that existed as of June 30, 2026, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2026 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2026, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since March 2019, we have commenced and continue to commence, various private placement offerings of our units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of June 30, 2026, we have sold 1,981,487 units resulting in gross offering proceeds of approximately $2.2 billion. The following table represents units sold during the three months ended June 30, 2026 and 2025:

Quarter Ended	Number of Units Sold	Aggregate Amount of Consideration
April 15, 2025	3,910.48	$4,835,000
May 15, 2025	2,947.12	3,643,883
June 16, 2025	6,913.75	8,548,292
June 30, 2025	13,771.35	$17,027,175
April 15, 2026	7,756.98	$10,500,000
May 15, 2026	1,773.02	2,400,000
June 15, 2026	956.69	1,295,000
June 30, 2026	10,486.69	$14,195,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1
Financing Agreement, dated as of June 16, 2026, by and among Westlands Grape, LLC, Westlands Grape LandCo, LLC, Westlands Grape Owner, LLC, Westlands Grape Holdings I, LLC, and Westlands Grape Holdings II, LLC, as borrower entities, the several banks and other financial institutions or entities from time to time parties thereto as lenders and issuing banks, Wells Fargo Bank, N.A., as administrative agent, and Truist Bank, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2026).

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

SIGNATURES
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
Date: August 13, 2026