Form 10-Q
period 2026-09-30
CIM Opportunity Zone Fund, L.P.
filed 2026-11-13
CIK 1765107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2026, there were 1,846,339 Limited Partnership Units of CIM Opportunity Zone Fund, L.P. outstanding.

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2026 and 2025	4
Condensed Consolidated Statements of Changes in Partners’ Capital and Redeemable Partners’ Capital for the three months and nine months ended September 30, 2026 and 2025	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42
PART II — OTHER INFORMATION	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44
Signatures	45

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIM OPPORTUNITY ZONE FUND, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts) (unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Land	$280,739	$277,301
Building and improvements	978,625	925,552
Solar facilities	1,288,369	1,266,106
Intangible assets	16,830	16,580
Real estate and solar facilities under development	746,535	276,549
Total investments in real estate and solar facilities	3,311,098	2,762,088
Accumulated depreciation and amortization	(167,796)	(119,556)
Total investments in real estate and solar facilities, net	3,143,302	2,642,532
Cash and cash equivalents	179,558	245,899
Restricted cash	112,831	175,435
Accounts receivable, net	41,827	39,847
Due from related party	326	100
Net investment in lease	215,198	217,488
Right of use asset	31,144	31,556
Prepaid expenses and other assets	96,314	138,771
Total Assets	$3,820,500	$3,491,628
LIABILITIES
Notes payable, at fair value	$790,526	$512,758
Accounts payable and accrued expenses	195,989	79,621
Prepaid rent and other liabilities	5,508	3,186
Lease liability	36,815	36,257
Intangible liabilities, net	27,706	29,576
Asset retirement obligations	29,453	—
Due to related party	6,025	7,791
Distributions and redemptions payable	34,773	3,179
Total Liabilities	$1,126,795	$672,368
COMMITMENTS AND CONTINGENCIES (NOTE 9)
REDEEMABLE PARTNERS’ CAPITAL: 1,845,778 and 1,893,099 limited partnership units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,645,763	2,629,868
PARTNERS’ CAPITAL
GENERAL PARTNER: 562 and 563 limited partnership units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	916	942
Additional paid-in capital	187,586	187,586
Retained earnings (deficit)	(809,214)	(657,872)
Total partners’ capital excluding noncontrolling interests	(620,712)	(469,344)
Non-controlling interests	668,654	658,736
Total Partners’ Capital	47,942	189,392
TOTAL LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL	$3,820,500	$3,491,628
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Solar revenue	$33,014	$31,293	$76,920	$61,657
Rental and other property income	16,927	9,283	46,989	27,470
Total Revenues	49,941	40,576	123,909	89,127
Expenses:
Solar and property operating expense	20,096	9,621	62,440	27,899
Management fees to related party	11,668	10,423	34,950	30,958
Transaction-related costs	—	3,354	—	3,354
Expense reimbursement to related parties	1,097	772	4,510	2,552
Interest expense and other	9,566	3,005	25,790	9,186
General and administrative expense	5,098	2,680	13,793	7,454
Depreciation, amortization, and accretion expense, net	17,690	10,722	54,369	32,210
Real estate tax	1,995	889	7,077	3,692
Total Expenses	67,210	41,466	202,929	117,305
Other income (expense):
Other income	—	28,541	—	31,223
Interest income	7,351	6,479	19,872	17,870
Change in fair value of derivatives	17,542	—	13,999	—
Realized gain on net investment in lease	—	—	—	117,364
Gain on investments in unconsolidated entities	—	2,675	—	4,297
Change in fair value of notes payable	248	(31,260)	384	(31,798)
Total other income	25,141	6,435	34,255	138,956
Net income (loss)	7,872	5,545	(44,765)	110,778
Net income attributable to non-controlling interests	11,509	303	10,736	15,032
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(3,637)	$5,242	$(55,501)	$95,746
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners' Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2026	$2,545,981	$83,887	$942	$187,586	$(657,872)	$658,736	$189,392
Fixed return decrease	(90)	(1)	—	—	—	—	—
Fixed return increase	91	—	—	—	—	—	—
Capital contributions	20,200	—	—	—	—	266	266
Distributions and redemptions	(13,073)	(419)	(4)	—	—	(604)	(608)
Distribution of realized incentive allocation	—	(56,375)	—	—	—	—	—
Net loss	(28,430)	(678)	(8)	—	—	(1,117)	(1,125)
Change in fair value of redeemable Limited Partners' capital	25,097	783	—	—	(25,880)	—	(25,880)
Balance as of March 31, 2026	$2,549,776	$27,197	$930	$187,586	$(683,752)	$657,281	$162,045
Fixed return decrease	(98)	(1)	—	—	—	—	—
Fixed return increase	99	—	—	—	—	—	—
Capital contributions	14,195	—	—	—	—	272	272
Distributions and redemptions	(13,052)	—	—	—	—	(283)	(283)
Net (loss) income	(22,617)	(125)	(6)	—	—	344	338
Change in fair value of redeemable Limited Partners' capital	25,709	282	—	—	(25,991)	—	(25,991)
Balance as of June 30, 2026	$2,554,012	$27,353	$924	$187,586	$(709,743)	$657,614	$136,381
Fixed return decrease	(3)	—	—	—	—	—	—
Fixed return increase	3	—	—	—	—	—	—
Capital contributions	400	—	—	—	—	220	220
Distributions and redemptions	(31,844)	—	—	—	—	(689)	(689)
Net change in unrealized incentive allocation	(275)	275	—	—	—	—	—
Net (loss) income	(3,455)	(174)	(8)	—	—	11,509	11,501
Change in fair value of redeemable Limited Partners' capital	98,160	1,311	—	—	(99,471)	—	(99,471)
Balance as of September 30, 2026	$2,616,998	$28,765	$916	$187,586	$(809,214)	$668,654	$47,942
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND REDEEMABLE PARTNERS’ CAPITAL
(in thousands) (unaudited)

	Redeemable Partners' Capital
	Limited Partners	Affiliated Limited Partners	General Partner	Additional Paid-In Capital	Retained Earnings (Deficit)	Non-Controlling Interests	Total Partners' Capital
Balance as of January 1, 2025	$2,218,554	$30,908	$882	—	$(447,254)	$110,821	$(335,551)
Fixed return decrease	(41)	—	—	—	—	—	—
Fixed return increase	41	—	—	—	—	—	—
Capital contributions	10,917	—	—	—	—	40	40
Distributions and redemptions	—	(8,324)	—	—	—	—	—
Net income	88,376	1,442	49	—	—	14,284	14,333
Change in fair value of redeemable Limited Partners' capital	(81,210)	(801)	—	—	82,011	—	82,011
Balance as of March 31, 2025	$2,236,637	$23,225	$931	$—	$(365,243)	$125,145	$(239,167)
Fixed return decrease	(55)	(1)	—	—	—	—	—
Fixed return increase	56	—	—	—	—	—	—
Capital contributions	10,879	—	—	—	—	1,396	1,396
Epic Merger	6,148	—	—	—	—	(8,821)	(8,821)
Distributions and redemptions	(348)	—	—	—	—	(264)	(264)
Net income	521	110	6	—	—	445	451
Change in fair value of redeemable Limited Partners' capital	7,408	86	—	—	(7,494)	—	(7,494)
Balance as of June 30, 2025	$2,261,246	$23,420	$937	$—	$(372,737)	$117,901	$(253,899)
Fixed return decrease	(55)	—	—	—	—	—	—
Fixed return increase	55	—	—	—	—	—	—
Capital contributions	16,822	—	—	—	—	21,835	21,835
Permanent Power Company	—	—	—	156,990	—	304,492	461,482
Distributions and redemptions	—	—	—	—	—	(24,122)	(24,122)
Net change in unrealized incentive allocation	(45,763)	45,763	—	—	—	—	—
Net income	5,077	157	8	—	—	303	311
Change in fair value of redeemable Limited Partners' capital	212,425	874	—	—	(213,299)	—	(213,299)
Balance as of September 30, 2025	$2,449,807	$70,214	$945	$156,990	$(586,036)	$420,409	$(7,692)
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(44,765)	$110,778
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, amortization, and accretion expense, net	52,585	29,618
Straight-line rental income	1,045	157
Amortization of right-of-use asset	412	637
Termination of below-market REC agreement	—	(28,519)
Gain on Epic Merger	—	(2,673)
Amortization of deferred financing costs	5,787	161
Realized gain on net investment in lease	—	(117,364)
Gain on investments in unconsolidated entities	—	(4,297)
Change in fair value of notes payable	(384)	31,798
Change in fair value of derivatives	(13,999)	—
Return on investment in unconsolidated entities	—	709
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,498)	(2,684)
Accounts payable and accrued expenses	2,505	57
Lease liabilities	558	332
Due to related party	(1,766)	3,942
Due from related party	(226)	(11,993)
Lease receivable	2,290	1,134
Prepaid rent and other liabilities	2,322	(1,574)
Accounts receivable, net	(3,025)	(2,190)
Net Cash Provided by Operating Activities	1,841	8,029
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investments in real estate and solar facilities	(353,954)	(142,963)
Cash acquired in connection with the Permanent Power Company transaction	—	7,427
Net Cash Used In Investing Activities	(353,954)	(135,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received	35,552	61,988
Distributions and redemptions paid	(84,749)	(29,954)
Notes payable borrowing	323,746	—
Repayment of notes payable	(27,818)	(18,250)
Deferred financing costs paid	(23,563)	(1,280)
Net Cash Provided by Financing Activities	223,168	12,504
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(128,945)	(115,003)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF THE PERIOD	421,334	340,642
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH- END OF THE PERIOD	$292,389	$225,639
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$179,558	$193,225
Restricted cash	112,831	32,414
Total cash and cash equivalents and restricted cash	$292,389	$225,639
The accompanying notes are an integral part of these consolidated financial statements.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

1. ORGANIZATION
CIM Opportunity Zone Fund, L.P. (the “Fund”), a Delaware limited partnership, was formed on November 1, 2018 and commenced operations on January 21, 2019 (the “Initial Closing”). The Fund is governed by the Sixth Amended and Restated Limited Partnership Agreement, dated as of September 16, 2026 (as amended and restated, the “Partnership Agreement”). The Fund is organized as an open-ended vehicle for the purpose of investing in infrastructure and real estate, through entities that acquire, own, develop or re-develop and operate infrastructure and real estate assets, including assets in low-income communities in the United States that have been designated as “Opportunity Zones” pursuant to Section 1400Z-1 of the Internal Revenue Code of 1986 (the “Code”) and which meet the criteria described in the Partnership Agreement. The Fund’s objective is generating returns from capital appreciation and operating income once development of these assets is complete.
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
As of September 30, 2026, total capital commitments and capital contributions from the partners are summarized as follows (in thousands):

Capital Commitments	Capital Contributions	Unfunded Commitments
$2,220,013	$2,220,013	$—
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information — The accompanying interim condensed consolidated financial statements of the Company have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

In determining whether the Fund has controlling interests in an entity and is required to consolidate the accounts in that entity, the Fund analyzes its investments in accordance with standards set forth in U.S. GAAP to determine whether the entities are variable interest entities (“VIEs”), and if so, whether the Fund is the primary beneficiary. The Fund’s judgment with respect to its level of influence or control over an entity and whether the Fund is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Fund’s ownership interest, the Fund’s voting interest, the size of the Fund’s investment (including loans), and the Fund’s ability to participate in major policy-making decisions. The Fund’s ability to correctly assess its influence or control over an entity affects the presentation of its investments on the Fund’s interim consolidated financial statements.
Permanent Power Company, LLC (formerly known as Westlands Electric Power Company, LLC) (“Permanent Power Company”) is a VIE that is consolidated by the Fund as the primary beneficiary with a 66.7% interest as of September 30, 2026. The Fund has the ability to direct the significant activities of Permanent Power Company, which include budgeting, development, and operation of the solar facilities, and the right to receive gains and the obligation to absorb Permanent Power Company’s losses as the majority equity holder. The remaining 33.3% interests in Permanent Power Company are held by other CIM-affiliated entities and are included in non-controlling interests on the consolidated balance sheets.
Reclassifications — Certain amounts in the Fund’s prior period interim consolidated financial statements have been reclassified to conform to the current period presentation. The Fund reclassified $864,000 and $2.59 million of amortization relating to the below-market REC from depreciation, amortization, and accretion expense, net to solar revenue on the consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. This reclassification had no effect on the previously reported net income or cash flows from operating activities.
Use of Estimates — The preparation of interim consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Investments in Real Estate and Infrastructure — Investments in real estate and infrastructure are stated at cost, less accumulated depreciation and amortization. The Fund considers the period of future benefit of each respective asset to determine the appropriate useful life. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets and liabilities	Lease term
Battery energy storage systems (“BESS”)	20 years
Photovoltaic facilities	35 years
Transmission lines and substations	50 years
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
Recoverability of Investments in Real Estate and Infrastructure — The Fund continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and infrastructure investments may not be recoverable. Investments in real estate and infrastructure are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, and when, such events or changes in circumstances are present, the recoverability of assets to be held and used requires significant judgment and estimates and is measured by a comparison of the carrying amount to the future undiscounted cash flows expected to be generated by the assets and their eventual disposition. If the undiscounted cash flows are less than the carrying amount of the assets, an impairment is recognized to the extent the carrying amount of the assets exceeds the estimated fair value of the assets. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including rental rates, lease-up period, occupancy, estimated holding periods, capital expenditures, growth rates,

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

market discount rates and terminal capitalization rates. These inputs require a subjective evaluation based on the specific property and market. Changes in the assumptions could have a significant impact on either the fair value, the amount of impairment charge, if any, or both. Any asset held for sale is reported at the lower of the asset’s carrying amount or fair value, less costs to sell. When an asset is identified by the Fund as held for sale, the Fund will cease recording depreciation and amortization of the asset. The Fund did not recognize any impairment of long-lived assets during the three and nine months ended September 30, 2026 and 2025.
Allocation of Purchase Price of Real Estate and Infrastructure Investments — The Fund determines whether a purchase qualifies as an asset acquisition or meets the definition of an acquisition of a business. Acquisitions of real estate and infrastructure assets for development are generally recognized at cost, including the related transaction costs, as asset acquisitions. The Fund applies the acquisition method to all acquired real estate and infrastructure investments. The purchase consideration of the real estate, which includes the transaction costs incurred in connection with such acquisitions, is recorded on a relative fair value basis to the acquired tangible assets, consisting primarily of land, land improvements, building and improvements, tenant improvements, and furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of acquired above-market and below-market leases, above and below-market solar agreements, in-place leases and ground leases, if any, based in each case on their relative fair values. Assumed debt is recorded at fair value based upon the present value of the expected future payments and current interest rates.
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
The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. The value of in-place leases is amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off.
Investments in Unconsolidated Entities, at Fair Value — The Fund accounts for its investments in unconsolidated entities, as applicable, under the equity method, as the Fund has the ability to exercise significant influence over the investments. The Fund’s investments in unconsolidated entities are carried under the fair value option pursuant to ASC 825, Financial Instruments (“ASC 825”) on the Fund’s consolidated balance sheets, with any changes in the fair value of such investments recognized in the consolidated statements of operations. During the year ended December 31, 2025, the Fund contributed its interests in two unconsolidated entities to Permanent Power Company. As of September 30, 2026, the Fund has no investments in unconsolidated entities.
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
Notes Payable, at Fair Value — The Fund has elected the fair value option for its notes payable, and records the changes in fair value in the consolidated statements of operations. See “Note 3 — Fair Value Measurements” for further details on the assumptions used.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

Derivative Financial Instruments — As part of risk management and operational strategies, from time to time, the Fund may enter into derivative contracts with various counterparties. All derivatives are recognized on the balance sheet within either prepaid expenses and other assets or prepaid rent and other liabilities at their estimated fair value. On the date that the Fund enters into a derivative contract, the Fund designates the derivative as a fair value hedge, a cash flow hedge, a foreign currency fair value or cash flow hedge, a hedge of a net investment in a foreign operation, or a trading or non-hedging instrument.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Fund has interest rate caps and swaps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings as change in fair value of derivatives on the accompanying consolidated statements of operations.
Noncontrolling Interests — Noncontrolling interests represent the interests in various properties and entities owned by third parties.
Leases — The Fund classifies contractual lease agreements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842, Leases. For sales-type leases, the Fund derecognizes the leased asset and recognizes a net investment in lease on the consolidated balance sheets. The net investment in lease is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. The Fund evaluates its net investment in lease for impairment under the current expected credit loss standard, as further described below. Interest income is recognized under the effective interest method in the consolidated statements of operations. The effective interest method produces a constant yield on the sales-type lease receivable over the term of the lease. The Fund identified a sales-type lease in a power purchase agreement entered into during nine months ended September 30, 2025 and recognized a gain on net investment in lease of $117.4 million in the consolidated statements of operations. See “Note 10 — Leases” for further details on the Fund’s sales-type lease.
The Fund has lease agreements with lease and non-lease components. The Fund has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services (“CAM”)), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Fund has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components.
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
Current Expected Credit Losses — Current expected credit losses (“CECL”) required under ASC 326, Financial Instruments - Credit Losses (“ASC 326”), reflects the Fund’s current estimate of potential credit losses related to the Fund’s net investment in lease included in the consolidated balance sheets. Changes to current expected credit losses are recognized through net income (loss) on the Fund’s consolidated statements of operations. While ASC 326 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective instrument.
For the Fund’s net investment in lease, the Fund uses a probability of default and loss given default method using a comparable data set. The Fund only expects to charge-off impairment losses as a reduction to current expected credit losses and as a reduction to the respective financial instrument balance if and when such amounts are deemed non-recoverable.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

Non-recoverability may also be concluded if, in the Fund’s determination, it is nearly certain that all amounts due will not be collected. During the three and nine months ended September 30, 2026 and 2025, the Fund did not record any current expected credit losses on its net investment in lease.
Redeemable Partners’ Capital — Limited Partners may request a partial or total redemption of their units upon the expiration of the applicable lock-up period, which is four years for Limited Partners admitted to the Fund prior to September 16, 2026, and five years for Limited Partners admitted to the Fund on or after September 16, 2026, in each case, from the date of the initial capital contribution made by such limited partner in respect of such capital commitment, by providing written notice to the General Partner no later than the last calendar day of the quarter immediately preceding such redemption date, subject to certain restrictions as specified in the Partnership Agreement. Redemptions are only made to the extent that the Fund has sufficient cash available to honor redemption requests, as determined in the discretion of the General Partner. In addition, the General Partner or its affiliates may make a partial or total redemption of their units attributable to Incentive Allocation without notice to the Limited Partners at any time in their discretion. As such, the redeemable limited partnership units are presented at the redemption amount in temporary equity under redeemable partners’ capital in the consolidated balance sheets. The redemption amount is initially recorded as the contribution amount and is subsequently remeasured at the net asset value as determined in accordance with the Partnership Agreement. Net asset value is calculated as U.S. GAAP partners’ equity adjusted for the redemption value of our limited partnership units. Increases or decreases in the value of limited partnership units will be reflected in retained earnings (deficit). The difference between the carrying amount and the redemption amount is reflected in change in fair value of redeemable limited partners’ capital in the consolidated statements of changes in partners’ capital and redeemable partners’ capital.
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
Solar Revenue Recognition — Solar revenue from contracts with customers is derived from the generation and sale of renewable electric energy and the environmental attributes and capacity attributes generated by the facility or associated with a BESS at the facility’s site. Solar revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Fund follows a five-step process to recognize revenue under ASC 606: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation and 5) recognize revenue when the performance obligations are satisfied. The Fund has power purchase agreements where the power from the facility and the associated Renewable Energy Certificates (“REC”) are sold at real-time market prices or a fixed price. The performance obligations relating to the power purchase agreements are satisfied when the product is physically transferred over time based on the output method. The Fund has power purchase agreements where the capacity attributes from the BESS are sold at a fixed price. For a BESS that is not considered to be under a lease, the performance obligations related to the capacity attributes are satisfied over time based on the output method.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

As of September 30, 2026 and December 31, 2025, solar revenue accrued was $18.4 million and $11.0 million, respectively, and is included in accounts receivable, net on the consolidated balance sheets. Revenues yet to be billed under the Fund’s solar contracts will vary based on the volume of electricity and associated products delivered and/or available.
The Fund evaluates whether any embedded leases exist in its solar contracts. A lease of a facility or BESS is deemed to exist when a single off-taker has the ability or right to operate the facility or BESS, control physical access, or is entitled to obtain substantially all output from the facility or BESS at a price that is neither contractually fixed per unit of output nor equal to the current market price per unit of output, including electricity, RECs, and capacity attributes. The Fund has an embedded lease in its solar contracts, as further described under “Note 10 — Leases.”
The Fund evaluates whether its solar contracts contain an embedded derivative and, if a derivative exists, whether the derivative qualifies for the normal purchases and normal sales scope exception. If the exception applies, the derivative is treated as an executory contract and revenue is recorded as the contracted product is delivered.
Investment tax credits — Certain of the Fund’s investments generate investment tax credits (“ITC”), which it generally expects to monetize through sale and transfer to third parties for cash consideration. The Fund has elected to account for these types of credits under a government grant model, by analogy to IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. At the time the ITC is generated, the Fund records the ITC at its estimated market value as a reduction to the cost of solar facilities, as presented in the consolidated balance sheets. The credit is being recognized over the useful life of the solar facilities, which had an initial weighted average useful life of 26.7 years, as a reduction to depreciation, amortization, and accretion expense, net, in the consolidated statement of operations. Upon sale of the ITC, the Fund will recognize the difference between the sales proceeds and the recorded value of the other asset as other income in the consolidated statement of operations. To date, as of September 30, 2026, the Fund’s investments have generated an ITC of approximately $334.8 million that was recorded at an estimated market value of $308.1 million.
During the three and nine months ended September 30, 2026 , amortization of the ITC was $2.2 million and $6.7 million, respectively, and during the three and nine months ended September 30, 2025, amortization of the ITC was $2.2 million and $6.8 million, respectively, and is reflected as a reduction to depreciation, amortization, and accretion expense, net in the consolidated statements of operations. The remaining unamortized balance as of September 30, 2026 and December 31, 2025 was $234.2 million and $240.9 million, respectively. The balance will be amortized over the remaining useful life of the solar facilities.
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
Restricted Cash — Restricted cash for real estate taxes, insurance, and other miscellaneous reserves, is recorded on the interim consolidated financial statements in accordance with agreements that require segregation of funds related to the operations of the respective real estate investment or solar investment or related loan agreements. Restricted cash also includes other cash collateral required by tax-equity partnership agreements, debt and related collateral agreements, or by letters of credit issued as performance security for the Fund’s PPAs.
Concentration of Credit Risk — Cash held at major financial institutions is subject to credit risk to the extent those balances exceed the applicable Federal Deposit Insurance Corporation limitations of up to $250,000 per financial institution.
Contributions Receivable — Contributions receivable represents contributions with an effective date before the period presented but received from investors subsequent to period end.
Network Reimbursement Receivable — In conjunction with the development of solar facilities, the Fund has a receivable that represents upgrades to enhance network infrastructure that will be recovered in the future. As of September 30, 2026 and December 31, 2025, $29.8 million and $32.5 million, respectively, is recorded in prepaid expenses and other assets in the consolidated balance sheets.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

Land options — The Fund holds options to purchase land associated with the development of solar facilities. As of September 30, 2026 and December 31, 2025, $26.2 million is recorded in prepaid expenses and other assets in the consolidated balance sheets.
Asset Retirement Obligations — The Fund recognizes asset retirement obligations (“ARO”) in conjunction with the development of solar facilities. The Fund records a liability for the fair value of an ARO in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived assets. The Fund’s AROs relate to the obligations for the future dismantlement of the Fund’s solar facilities. The asset retirement cost is allocated using a systematic and rational method over the asset’s estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the ARO. During the nine months ended September 30, 2026, the Fund recorded an out of period adjustment related to ARO for the Fund’s solar facilities, which adjustment included $26.4 million to asset retirement obligations with an offset of $21.9 million to solar facilities, $1.4 million to accumulated depreciation and amortization, $2.8 million to real estate and solar facilities under development, and $0.3 million to depreciation, amortization, and accretion expense, net. The Fund assessed this out of period adjustment both quantitatively and qualitatively and concluded the prior period impact was immaterial.
For assets where an estimate cannot be reasonably determined, including solar facilities which are in the early stages of development, no ARO is recorded. During the three and nine months ended September 30, 2025 there was no activity. The changes in ARO during the three and nine months ended September 30, 2026 are (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning asset retirement obligations	$27,977	$—
Liabilities incurred in current period	1,122	27,003
Accretion expense	354	2,450
Ending asset retirement obligations	$29,453	$29,453
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
Income Taxes — The Fund has operated, and intends to continue to operate, in a manner that will allow it to qualify as a partnership for U.S. federal income tax purposes. Generally, an entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Accordingly, the Fund does not record a provision for U.S. federal, state, or local income taxes because the partners report their share of the Fund’s income or loss on their income tax returns. If the Fund fails to continue to qualify as a partnership for U.S. federal income tax purposes in any taxable year and is not entitled to relief under the Code for an inadvertent termination of its partnership status or if the Fund is subject to an IRS audit under the partnership audit rules enacted by the Bipartisan Budget Act of 2015 and does not make an election pursuant to Section 6226 of the Code, the Fund will be subject to federal and state income tax on its taxable income at regular corporate income tax rates. The Fund is subject to tax examinations for state and U.S. federal purposes since 2021.
The Fund currently qualifies as a QOF commencing with its taxable year ended December 31, 2020 under Section 1400Z-2 of the Code. If, in future periods, the Fund does not satisfy the requirements to be a QOF, it may be subject to penalty taxes as provided under the Code (unless it is eligible for a reasonable-cause exception).
ASC 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the interim consolidated financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether tax positions are “more-likely-than-

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current period.
Reportable Segments — The Fund’s real estate investments consist of infrastructure and real estate assets located within Opportunity Zones. The Fund’s segment information reflects how the chief operating decision makers (the “CODM”) review information for operational decision-making purposes. The Fund has two reportable segments:
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
See “Note 11 — Segment Reporting” for a further discussion regarding these segments.
Recent Accounting Pronouncements — In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. The Fund is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its interim consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832)—Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). The amendment establishes the accounting guidance for governmental grants received by a business entity. This guidance is effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within the annual reporting period. The amendment may be applied on a modified prospective approach, a modified retrospective approach or retrospectively. Early adoption is permitted in both interim and annual reporting periods. The Fund is currently evaluating whether the adoption of ASU 2025-10 will have a material impact on its interim consolidated financial statements and disclosures.
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligations that may be settled with environmental credits. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Fund is currently evaluating whether the adoption of ASU 2026-02 will have a material impact on its interim consolidated financial statements and disclosures.
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
September 30, 2026 (Unaudited)

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
Notes payable — The fair value of notes payable is determined by a third-party appraiser who discounts the difference between contract and market debt service cash flows using market interest. The third-party appraiser also considers multiple valuation techniques (e.g., par, prepayment penalty) and applies a reconciliation among relevant methods. The fair value analysis is updated quarterly and reviewed by senior management. The market rate is determined by giving consideration to one or more of the following criteria, as appropriate: (i) interest rates for loans of comparable quality and maturity and (ii) the value of the underlying collateral. The Fund’s notes payable are classified within Level 3 of the fair value hierarchy.
Derivative instruments — In the normal course of business, the Fund may use certain types of derivative instruments, such as interest rate swaps and interest rate caps, for the purpose of managing or hedging its interest rate risk. All derivative instruments are carried at fair value and are generally valued using Level 2 inputs. The fair values of these instruments are determined using interest rate market pricing models along with credit valuation adjustments. These are incorporated into the fair values to account for the Fund’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Fund has determined that the majority of the inputs used to value its derivatives has generally fallen within Level 2 of the fair value hierarchy, certain credit valuation adjustments associated with such derivatives may utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Fund and its counterparties.
Asset Retirement Obligations — The non-recurring initial measurement of ARO at fair value is calculated using discounted cash flow techniques and is based on engineering estimates of future retirement costs associated with removing solar equipment. Significant Level 3 inputs include the estimated future decommissioning costs, useful lives of related assets, discount rate and inflation rates.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

Other financial instruments — The Fund considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accounts receivable, accounts payable and accrued expenses, other liabilities, due to related party and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Fund’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

Description	Total Fair Value as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate derivatives	$15,504	$—	$15,504	$—
Total financial assets	$15,504	$—	$15,504	$—

Financial liabilities:
Notes payable	$790,526	$—	$—	$790,526
Interest rate derivatives	$1,505	$—	$1,505	$—
Total financial liabilities	$792,031	$—	$1,505	$790,526

Description	Total Fair Value as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable	$512,758	$—	$—	$512,758
The following table summarizes the valuation techniques and significant unobservable inputs used for the Fund’s financial assets and liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2026:

Description	Fair Value as of September 30, 2026 (in thousands)	Valuation Techniques	Unobservable Input	Range/Amount (Weighted Average)
Notes Payable	$790,526	Net present value	Market interest rate	5.6% - 9.6%
				(7.7%)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

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
The following table presents the changes in assets and liabilities classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2026 and 2025 (in thousands):

Description	Investments in Unconsolidated Entities	Notes Payable
Beginning balance, January 1, 2026	$—	$512,758
Notes payable borrowing	—	323,746
Repayment of notes payable	—	(27,818)
Deferred financing costs paid	—	(23,563)
Amortization of deferred financing costs	—	5,787
Change in fair value of notes payable	—	(384)
Ending balance, September 30, 2026	$—	$790,526

Beginning balance, January 1, 2025	$119,127	$295,464
Consolidation of investment	(29,513)	—
Assumption of notes payable	—	75,504
Repayment of notes payable	—	(18,250)
Return on investment in unconsolidated entities	(709)	—
Purchases of/additions to investments	583	—
Deferred financing costs paid	—	(1,280)
Amortization of deferred financing costs	—	161
Unrealized gain on investments in unconsolidated entities	4,297	—
Conversion of Convertible Note	—	(117,596)
Change in fair value of notes payable	—	31,798
Ending balance, September 30, 2025	$93,785	$265,801

4. INVESTMENTS IN REAL ESTATE
Transactions — During each of the nine months ended September 30, 2026 and September 30, 2025 the Fund did not acquire any new properties.
Consolidated Joint Ventures — The Fund’s consolidated joint ventures, as described below, are variable interest entities and the Fund has been determined to be the primary beneficiary.
As of September 30, 2026 and December 31, 2025, the Fund had a 70.2% interest in a joint venture (the “Dallas Consolidated Joint Venture”) with affiliates and an unrelated third party (“The Dallas Consolidated Joint Venture Partners”). As of September 30, 2026, the Dallas Consolidated Joint Venture had total assets of $316.1 million, which included $262.6 million of real estate assets, net of accumulated depreciation and amortization of $41.2 million, and total liabilities of $159.0 million, including debt outstanding of $116.4 million. As of December 31, 2025, the Dallas

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

Consolidated Joint Venture had total assets of $327.3 million, which included $270.3 million of real estate assets, net of accumulated depreciation and amortization of $33.5 million, and total liabilities of $167.5 million, including debt outstanding of $124.4 million. The Fund has the ability to control operating and financial policies of the Dallas Consolidated Joint Venture. There are restrictions on the use of these assets as the Fund may be required to obtain the Dallas Consolidated Joint Venture Partners’ approval in accordance with the joint venture agreement for certain major transactions. The Fund and the Dallas Consolidated Joint Venture Partners are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
As of September 30, 2026 and December 31, 2025, the Fund had a 91.0% interest in a joint venture (the “Washington D.C. Consolidated Joint Venture”) with an affiliate. As of September 30, 2026, the Washington D.C. Consolidated Joint Venture had total assets of $116.2 million, which included $111.2 million of real estate assets, net of accumulated depreciation and amortization of $20.3 million, and total liabilities of $67.3 million, including debt outstanding of $66.1 million. As of December 31, 2025, the Washington D.C. Consolidated Joint Venture had total assets of $120.8 million, which included $113.9 million of real estate assets, net of accumulated depreciation and amortization of $17.5 million, and total liabilities of $67.6 million, including debt outstanding of $66.5 million. The Fund has the ability to control operating and financial policies of the Washington D.C. Consolidated Joint Venture.
As further described in “Note 2 — Summary of Significant Accounting Policies,” the Fund has a 66.7% interest in Permanent Power Company. As of September 30, 2026, Permanent Power Company’s assets totaled $2.6 billion, which included solar assets of $2.2 billion, which are reported within land, solar facilities, and real estate under development on the consolidated balance sheet. Total liabilities were $728.8 million, including debt outstanding of $480.6 million.
5. INTANGIBLE ASSETS AND LIABILITIES
Intangible assets and liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands, except weighted average life remaining):

	September 30, 2026	December 31, 2025
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $5,512 and $4,514, respectively (with a weighted average life remaining of 9.9 years and 9.6 years, respectively)	$9,518	$10,266
Above-market power purchase agreement, net of accumulated amortization of $116 and $29, respectively (with a weighted average life remaining of 14.6 years and 15.3 years, respectively)	1,684	1,771
Total intangible lease assets, net	$11,202	$12,037
Intangible liabilities:
Acquired below-market REC agreement, net of accumulated amortization of $2,494 and $624, respectively (with a weighted average life remaining of 11.3 years and 12.1 years, respectively).	$27,706	$29,576

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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
In-place lease and other intangible amortization	$340	$320	$997	$958
Above-market lease amortization	$52	$—	$116	$—
Below-market REC agreement amortization	$623	$864	$1,870	$2,592

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

As of September 30, 2026, the estimated amortization relating to the intangible assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Power Purchase Agreement	Below-market REC agreement amortization
Remainder of 2026	$321	$29	$624
2027	1,291	116	2,494
2028	1,281	116	2,494
2029	1,276	116	2,494
2030	1,277	116	2,494
Thereafter	4,072	1,191	17,106
Total	$9,518	$1,684	$27,706

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

6. DEBT
The following table summarizes the notes payable balances as of September 30, 2026 and December 31, 2025, and the debt activity for the nine months ended September 30, 2026 (in thousands):

		During the Nine Months Ended September 30, 2026
	December 31, 2025	Borrowings	Repayments	Amortization	Fair Value Adjustment	September 30, 2026
Notes Payable:
Fixed rate notes payable	$90,802	$—	$(19,802)	$—	$—	$71,000
Variable rate notes payable	174,369	60,542	(8,016)	—	—	226,895
Credit facilities	265,000	263,204	—	—	—	528,204
Total notes payable	530,171	323,746	(27,818)	—	—	826,099
Fair value adjustment	(4,470)	—	—	—	(384)	(4,854)
Deferred costs - variable rate debt	(12,943)	(23,563)	—	5,787	—	(30,719)
Total notes payable, at fair value	$512,758	$300,183	$(27,818)	$5,787	$(384)	$790,526
As of September 30, 2026, the aggregate outstanding principal balance of the Fund’s notes payable was $826.1 million and the fair value was $790.5 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are non-recourse, and contain various restrictions and covenants with which the Fund was in compliance as of September 30, 2026. The Fund’s notes payable are held at fair value, as reflected on the consolidated balance sheets, as further described in “Note 3 — Fair Value Measurements.”
Fixed Rate Notes Payable
As of September 30, 2026, a subsidiary of the Fund had a $71.0 million fixed rate note payable with an interest rate per annum of 3.23%, with monthly payments of interest only, maturing on August 12, 2031.
During the nine months ended September 30, 2026, the Fund repaid $19.8 million of the principal balance on the fixed rate note payable to an affiliate of CIM entered into in connection with the Permanent Power Company transaction.
Variable Rate Notes Payable
As of September 30, 2026, a subsidiary of the Fund had a $116.4 million variable rate note payable related to the Dallas Consolidated Joint Venture with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.85% with monthly payments of interest only maturing on April 23, 2027.
As of September 30, 2026, a subsidiary of the Fund had a loan agreement for a $51.4 million variable rate note payable related to an operational asset with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.90%, with monthly interest-only payments, and matures on January 9, 2029. The Fund has the option to exercise two one-year extension options, subject to certain conditions set forth in the agreement.
As of September 30, 2026, a subsidiary of the Fund had a loan agreement for a $18.7 million variable rate note payable related to an operational asset with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.50%, with monthly payments of interest only maturing on June 9, 2028.
As of September 30, 2026, a subsidiary of the Fund had a loan agreement for a $40.4 million variable rate note payable related to an operational asset with an interest rate per annum of the one-month forward-looking SOFR rate plus a spread of 2.50%, with monthly payments of interest only maturing on June 9, 2028.
As of September 30, 2026, the weighted average interest rate of the Fund’s variable rate notes payable was 6.61%.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

Credit Facilities
As of September 30, 2026, a subsidiary of the Fund had a $400.0 million delayed draw term loan with a stated maturity of December 8, 2030 and a floating interest rate of term SOFR plus 6.00% per annum. As of September 30, 2026, there was $335.0 million outstanding under the facility.
As of September 30, 2026, a subsidiary of the Fund had a $166.7 million bridge loan and a $372.2 million construction loan to be used for development with a stated maturity of June 16, 2031 for both loans. The loans had a floating interest rate of term SOFR plus 2.25% and 1.75% per annum, respectively. As of September 30, 2026, there was $145.6 million outstanding on the bridge loan and $47.6 million outstanding on the construction loan, respectively.
As of September 30, 2026, the weighted average interest rate of the Fund’s credit facilities was 8.30%.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Fund’s outstanding debt subsequent to September 30, 2026 (in thousands):

Principal Repayments
Remainder of 2026	$—
2027	116,354
2028	59,129
2029	51,412
2030	335,000
Thereafter	264,204
Total	$826,099
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
In connection with each capital contribution, a Limited Partner shall be issued units based on the Fund’s net asset value (“NAV”) as of such quarter-end. If a Limited Partner makes a capital contribution on a date other than on or around the last day of a quarter, such capital contribution shall generate a fixed return equivalent to an effective rate of 3.0% per annum from the date of such capital contribution until the next date on which the NAV is determined (generally the last calendar day of the quarter in which such capital contribution was made) and such partner will not participate in any other profit or loss, other than management fees, with respect to such capital contributions. The intra-quarter contributions generated fixed returns of $3,000 and $193,000 for the three and nine months ended September 30, 2026, respectively, and generated fixed returns of $55,000 and $152,000 for the three and nine months ended September 30, 2025, respectively, which are included in the consolidated statements of changes in partners’ capital and redeemable partners’ capital as fixed return increase and fixed return decrease. There were no contributions receivable as of September 30, 2026 and December 31, 2025.
Distributions
The Fund will make distributions pro-rata to the Limited Partners at such times and in such amounts as determined by the General Partner in its discretion. The Fund had $99,000 and $3.2 million of distributions payable in the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

Redeemable Partners’ Capital
During the nine months ended September 30, 2026 and 2025, the Fund redeemed units totaling $45.2 million and $348,000, respectively. The Fund had $34.7 million and $478,000 of redemptions payable in the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
8. MANAGEMENT FEES, INCENTIVE ALLOCATION AND OTHER RELATED-PARTY TRANSACTIONS
Management fees
The Manager provides investment management services to the Fund. For these services, the Fund pays the Manager management fees in advance on a quarterly basis (the “Management Fees”). The Management Fees are calculated based on each Limited Partner’s Management Fee percentage, which ranged from 1.25% to 2.0% as of September 30, 2026, multiplied by their proportionate share of NAV as of the beginning of the quarter.
Incentive Allocation
Pursuant to the Partnership Agreement, the General Partner or an affiliate thereof or other designee of the General Partner, will be allocated net profits (the “Incentive Allocation”) from the Limited Partners at the end of an incentive allocation period, subject to certain performance hurdles being met. The General Partner receives an Incentive Allocation of 20% annually, which is the portion of profits or gains that the General Partner is entitled to above a minimum return threshold. The high watermark is a mechanism that ensures the General Partner only receives an Incentive Allocation if the Fund’s value surpasses the highest previous value. This means that if the Fund’s value decreases below the high watermark, the General Partner will not receive any Incentive Allocation until the value exceeds the previous high point. The hurdle rate, which is set at 6%, is the minimum rate of return that the Fund needs to achieve before the General Partner becomes eligible for the Incentive Allocation. The General Partner is entitled to an 80% catch-up provision once the hurdle rate is met, which means that once the hurdle rate is surpassed, the General Partner will receive 80% of the profits or gains until they have caught up to its entitled share.
The General Partner has designated CIM Opportunity Zone Fund SLP, LLC, an affiliated Limited Partner, to receive the Incentive Allocation. The General Partner may, in its discretion, waive, reduce or defer all or a portion of the Incentive Allocation attributable to any units of any Limited Partner. Since inception through September 30, 2026, the Fund has incurred a realized Incentive Allocation totaling $124.9 million and there was $275,000 unrealized Incentive Allocation as of September 30, 2026.
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
September 30, 2026 (Unaudited)

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
The Fund recorded fees and expense reimbursements as shown in the table below for services provided by related parties related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management Fees:
Management fees	$11,668	$10,423	$34,950	$30,958
Administration and other reimbursable expenses:
Expense reimbursement to related parties	$1,097	$772	$4,510	$2,552
Organizational costs (1)	$4	$3	$7	$34
Development fees and allocable costs and expenses (2)	$10,213	$4,594	$33,905	$17,374
Property management fees (3)	$723	$128	$2,134	$1,340
______________________
(1)Organizational costs are included in general and administrative expenses in the consolidated statements of operations.
(2)Represents development fees and property-related Allocable Costs and Expenses, as well as Leasing Brokerage Fees and Multifamily Residential Sales Fees incurred by the Fund’s consolidated investments. Depending on the stage of development, some of these amounts have been capitalized to real estate and solar facilities under development in the consolidated balance sheets. Does not include $63,000 which was incurred by the Fund’s investments in unconsolidated entities that was allocated to the Fund based on its respective ownership percentage of the investment, for the nine months ended September 30, 2025. No such expenses were incurred for the three and nine months ended September 30, 2026.
(3)Property management fees are expensed to property operating expense in the consolidated statement of operations.
Due to Related Parties
Of the amounts shown above, the following amounts had been incurred, but not yet paid for services provided by related parties as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Management fees	$—	$—
Accrued interest payable (1)	1,081	868
Administration and other reimbursable expenses	4,944	6,923
Total due to related parties	$6,025	$7,791
______________________
(1)Accrued interest payable is related to interest on debt held by an investment of the Fund with an affiliated related party.
Due from Related Parties
The Fund had $326,000 and $100,000 due from related parties related to amounts received by CIM affiliated entities which were due to the Fund as of September 30, 2026 and December 31, 2025, respectively.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

Related Party Transactions
To achieve the Fund’s stated investment program and meet timelines required under the Opportunity Zone legislation, a significant percentage of the investments in the Fund have been purchased by the Fund from CIM and its affiliates. In these instances, such investments are reported as transactions with related parties of the Fund.
The Fund may coinvest with other entities that are related parties of CIM. As of September 30, 2026, the Fund held investments with a total net asset value of $2.0 billion that were coinvested with funds that are related parties of CIM. In addition, the General Partner owns a nominal interest in the Fund’s investments.
The Fund also enters into agreements with certain unconsolidated entities and other CIM affiliated entities from time to time. During the three and nine months ended September 30, 2025 the Fund incurred $1.0 million and $3.1 million in fees for transmission services to one of its unconsolidated entities, which is reflected in solar and property operating expense within the consolidated statements of operations. The Fund incurred no such fees during the three and nine months ended September 30, 2026. In addition, a subsidiary of the Fund provides point-to-point transmission services to transmit the output of an affiliate’s BESS asset in exchange for a monthly service charge. During the three and nine months ended September 30, 2026, the Fund earned $105,000 and $313,000 in fees for transmission services from the affiliate customer, which is included in solar revenue in the consolidated statements of operations. No such fees were earned during 2025.
The Fund had a master power purchase and sale agreement with a CIM affiliate for an index plus contract with bundled RECs at a fixed price of $3.40 per megawatt-hour with no volume minimums. The Fund, acting as agent of the affiliate, collected revenues related to REC sales from the power purchase and sale agreement counterparty and remitted the difference between the current bundled REC price with the power purchase and sale agreement counterparty and the fixed price under the affiliated PPA. During the three and nine months ended September 30, 2025 the Fund remitted $1.3 million and $15.8 million to the CIM related vehicle, which is reflected as a reduction of solar revenue in the consolidated statements of operations. This arrangement was terminated effective December 31, 2025, and accordingly, no amounts were remitted under the agreement during the three and nine months ended September 30, 2026. In addition, a subsidiary of the Fund maintains a parking agreement with a CIM affiliate to lease additional parking spaces for tenants of the subsidiary’s residential property. Parking expenses were $1,425 during the nine months ended September 30, 2026. Additionally, during the nine months ended September 30, 2026, a subsidiary of the Fund acquired a property through the assignment of an existing purchase agreement from a related party to facilitate the future development of additional parking and reimbursed approximately $50,000 for certain acquisition-related deposits and legal costs associated with the transaction.
As further described in “Note 2 — Summary of Significant Accounting Policies,” certain CIM-affiliated entities contributed all their interests in the Project Entities (and certain additional solar projects) to Permanent Power Company in exchange for common units in Permanent Power Company. As of September 30, 2026, the other CIM-affiliated entities owned approximately 33.3% of the interests in Permanent Power Company. As part of the Permanent Power Company transaction, a subsidiary of the Fund entered into debt agreements with affiliates of CIM , as further described in “Note 6 — Debt.” Additionally, in connection with the Permanent Power Company transaction, a subsidiary of the Fund has agreed to indemnify another CIM-affiliated fund for certain losses and liabilities, as discussed further in “Note 9 — Commitments and Contingencies.”
9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Fund enters into contracts and agreements. These contracts and agreements commit the Fund to various specific and contingent obligations. In addition, the Fund may be subject to legal claims in the ordinary course of business.
During the year ended December 31, 2023, the Fund incurred a $9.0 million expense related to a dispute with a previous customer over a solar contract. Certain subsidiaries of the Fund are currently seeking to recover this expense from the previous customer in litigation. On April 24, 2024, the previous customer filed its own claims against certain subsidiaries of the Fund along with affiliates of CIM. On September 25, 2026, one of the previous customer’s expert witnesses submitted a report that (i) estimated damages of more than $700 million and (ii) provided as an “alternative damages approach,” a calculation that estimated purported profits of $839 million. On October 23, 2026, the CIM defendants submitted an expert report that countered the previous customer’s expert’s damages report and showed that even if the previous customer’s liability allegations were accepted in full, total potential damages would range from $60 million to $149 million in the principal scenarios analyzed. The litigation is in process and the outcome cannot be

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

predicted at this time. CIM and the other affiliated defendants deny the previous customer’s allegations and will continue to pursue their claim against the previous customer. In connection with the Permanent Power Company transaction, a subsidiary of the Fund has agreed to indemnify another CIM-affiliated fund for certain losses and liabilities if incurred by such other fund in connection with the litigation as it specifically relates to one of the solar projects that is now owned by such subsidiary. As it relates to the Fund specifically, while no outcome can be guaranteed, management does not believe that the outcome will be material to the Fund.
Other than as described above, the Fund and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current pending litigation, individually and in the aggregate, is not expected to have a material impact on the Fund.
The Fund is subject to various environmental laws of federal, state, and local governments. Compliance with these laws has not had a material adverse effect on the interim consolidated financial statements, and management does not believe it will have such an impact in the future.
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
As of September 30, 2026, the Fund’s leases had a weighted-average remaining term of 7.4 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Fund retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Fund’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Future minimum rental revenue under long-term operating leases as of September 30, 2026, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, are as follows (excludes unconsolidated properties, in thousands):

Future Minimum Rental Income
Remainder of 2026	$5,170
2027	22,578
2028	24,324
2029	24,753
2030	25,129
Thereafter	88,883
Total	$190,837
Rental and other property income related to the Fund’s operating leases during the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed rental and other property income (1)	$9,776	$7,398	$27,381	$21,985
Variable rental and other property income (2)	7,151	1,885	19,608	5,485
Total rental and other property income	$16,927	$9,283	$46,989	$27,470

__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term and is net of uncollectible lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
Sales-Type Leases
The Fund has a sales-type lease related to a power purchase agreement. At the commencement of the lease, the Fund derecognized the leased asset, which consisted of $102.7 million of the Fund’s solar facilities and recognized an initial net investment in lease of $220.1 million, which included a lease receivable of $184.7 million and the estimated unguaranteed residual value of $35.4 million. As of September 30, 2026, the remaining term of the sales-type lease is 13.3 years with a maturity of January 31, 2040. Upon maturity, the underlying leased assets will be retained by the Fund.
The remaining maturities of the Fund’s net investment in lease are as follows as of September 30, 2026 (in thousands):

Sales-type lease
Remainder of 2026	$5,614
2027	22,457
2028	22,448
2029	22,439
2030	22,425
Thereafter	203,248
Total lease payments	298,631
Less: Unearned interest income	(124,565)
Sales-type lease receivable	174,066
Unguaranteed residual asset	41,132
Net investment in lease	$215,198

The following presents the impact to the consolidated statements of operations related to the Fund’s sales-type leases during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gain on net investment in lease	$—	$—	$—	$117,364
Interest income on sales-type leases (1)	4,836	4,967	14,559	13,172
Total sales-type lease income	$4,836	$4,967	$14,559	$130,536
______________________
(1)Included in interest income in the consolidated statements of operations.
Ground Leases
The Fund has an investment in a real estate property that is subject to a ground lease for which a right of use (“ROU”) asset of $31.1 million and $31.6 million and a lease liability of $36.8 million and $36.3 million was recorded as of September 30, 2026 and December 31, 2025, respectively. The ROU asset and lease liability were initially measured at the present value of the future minimum lease payments using a discount rate of 3.6%. This reflects the Fund’s incremental borrowing rate, which was calculated based on the interest rate the Fund would incur to borrow on a fully collateralized basis over a term similar to the lease.

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

The Fund recognized $511,000 and $1.5 million of ground lease expense during the three and nine months ended September 30, 2026 and 2025, respectively, of which $200,000 and $600,000 was paid in cash during the respective periods in which it was recognized. As of September 30, 2026, the remaining term of the ground lease is 92.25 years and matures on December 1, 2118. Upon maturity, the underlying leased assets will be retained by the Fund.
The remaining maturities of the Fund’s ground lease liability are as follows as of September 30, 2026 (in thousands):

Ground lease
Remainder of 2026	$200
2027	800
2028	800
2029	800
2030	880
Thereafter	195,304
Total lease payments	198,784
Less: imputed interest	(161,969)
Lease liability	$36,815
11. SEGMENT REPORTING
The CODM determined that the Fund has two operating segments, which are its two reportable segments: Real Estate and Infrastructure. Corporate/other represents all corporate level and unallocated items and includes the Fund’s other asset management activities and expenses. There were no changes to reportable segments in 2026 or 2025. The CODM is the Fund’s senior management team, which consists of the following officers of the General Partner: the Chief Financial Officer, Chief Accounting Officer, and Chief Administrative Officer.
The CODM evaluates performance and allocates resources based on segment net income (loss). All expense categories on the statement of operations are significant and there are no other significant segment expenses that would require disclosure. The CODM uses segment net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing. Segment information bifurcated by asset type is not reported or provided to the CODM because the CODM does not use this measure to assess performance.
The following tables present segment reporting for the three and nine months ended September 30, 2026 and 2025 (in thousands):

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

	Three Months Ended September 30, 2026
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$33,014	$—	$33,014
Rental and other property income	16,927	—	—	16,927
Total Revenues	16,927	33,014	—	49,941
Expenses:
Solar and property operating expense	12,071	8,025	—	20,096
Management fees to related party	—	—	11,668	11,668
Expense reimbursement to related parties	—	—	1,097	1,097
Interest expense and other	5,089	4,462	15	9,566
General and administrative expense	1,397	1,994	1,707	5,098
Depreciation, amortization, and accretion expense, net	7,701	9,989	—	17,690
Real estate tax	1,913	82	—	1,995
Total Expenses	28,171	24,552	14,487	67,210

Other income (expense):
Other income (expense)	—	—	—	—
Interest income	268	6,693	390	7,351
Change in fair value of derivatives	515	17,027	—	17,542
Change in fair value of notes payable	248	—	—	248
Total other income	1,031	23,720	390	25,141

Net (loss) income	(10,213)	32,182	(14,097)	7,872
Net (loss) income attributable to non-controlling interests	(333)	11,842	—	11,509
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(9,880)	$20,340	$(14,097)	$(3,637)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

	Nine Months Ended September 30, 2026
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$76,920	$—	$76,920
Rental and other property income	46,989	—	—	46,989
Total Revenues	46,989	76,920	—	123,909
Expenses:
Solar and property operating expense	36,763	25,677	—	62,440
Management fees to related party	—	—	34,950	34,950
Expense reimbursement to related parties	—	—	4,510	4,510
Interest expense and other	12,957	12,770	63	25,790
General and administrative expense	4,021	5,259	4,513	13,793
Depreciation, amortization, and accretion expense, net	23,469	30,900	—	54,369
Real estate tax	6,860	217	—	7,077
Total Expenses	84,070	74,823	44,036	202,929

Other income (expense):
Other income (expense)	—	—	—	—
Interest income	717	17,658	1,497	19,872
Change in fair value of derivatives	515	13,484	—	13,999
Change in fair value of notes payable	384	—	—	384
Total other income (expense)	1,616	31,142	1,497	34,255

Net (loss) income	(35,465)	33,239	(42,539)	(44,765)
Net (loss) income attributable to non-controlling interests	(1,152)	11,888	—	10,736
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(34,313)	$21,351	$(42,539)	$(55,501)

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

	Three Months Ended September 30, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$31,293	$—	$31,293
Rental and other property income	9,283	—	—	9,283
Total Revenues	9,283	31,293	—	40,576
Expenses:
Solar and property operating expense	3,481	6,140	—	9,621
Management fees to related party	—	—	10,423	10,423
Transaction-related costs	—	3,354	—	3,354
Expense reimbursement to related parties	—	—	772	772
Interest expense and other	2,988	3	14	3,005
General and administrative expense	310	1,313	1,057	2,680
Depreciation, amortization, and accretion expense, net	4,212	6,510	—	10,722
Real estate tax	846	43	—	889
Total Expenses	11,837	17,363	12,266	41,466

Other income (expense):
Other income	22	28,519	—	28,541
Interest income	553	5,533	393	6,479
Gain on investments in unconsolidated entities	—	2,675	—	2,675
Change in fair value of notes payable	(781)	(30,479)	—	(31,260)
Total other income (expense)	(206)	6,248	393	6,435

Net (loss) income	(2,760)	20,178	(11,873)	5,545
Net (loss) income attributable to non-controlling interests	(325)	628	—	303
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(2,435)	$19,550	$(11,873)	$5,242

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

	Nine Months Ended September 30, 2025
	Real Estate	Infrastructure	Corporate/Other	Fund Total
Revenues:
Solar revenue	$—	$61,657	$—	$61,657
Rental and other property income	27,470	—	—	27,470
Total revenues	27,470	61,657	—	89,127
Expenses:
Solar and property operating expense	9,290	18,609	—	27,899
Management fees to related party	—	—	30,958	30,958
Transaction-related costs	—	3,354	—	3,354
Expense reimbursement to related parties	—	—	2,552	2,552
Interest expense and other	9,116	3	67	9,186
General and administrative expense	1,128	3,321	3,005	7,454
Depreciation, amortization, and accretion expense, net	12,530	19,680	—	32,210
Real estate tax	3,503	189	—	3,692
Total expenses	35,567	45,156	36,582	117,305

Other income (expense):
Other income	2,704	28,519	—	31,223
Interest income	1,993	14,262	1,615	17,870
Realized gain on net investment in lease	—	117,364	—	117,364
Gain on investments in unconsolidated entities	—	4,297	—	4,297
Change in fair value of notes payable	(1,084)	(30,714)	—	(31,798)
Total other income (expense)	3,613	133,728	1,615	138,956

Net (loss) income	(4,484)	150,229	(34,967)	110,778
Net (loss) income attributable to non-controlling interests	(1,771)	16,803	—	15,032
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(2,713)	$133,426	$(34,967)	$95,746
Major Customers
The following table presents revenues from certain customers during the three and nine months ended September 30, 2026 and 2025 that individually exceeded 10% of total consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Solar customer #1	$15,834	$8,015	$42,027	$19,817
Solar customer #2	$8,442	$7,497	$12,658	$16,508
Solar customer #3	$6,504	$14,759	$16,202	$20,749
Real estate customer #1	$5,924	$5,858	$18,066	$17,921

CIM OPPORTUNITY ZONE FUND, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)

12. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions and redemptions payable	$34,773	$3,179
Accrued capital expenditures	$92,692	$38,658
Deemed capital contributions resulting from Epic merger	$—	$6,148
Recognition of asset retirement obligations	$27,003	$—
Solar assets acquired in connection with the Permanent Power Company transaction	$—	$391,887
Other assets acquired in connection with the Permanent Power Company transaction	$—	$56,853
Notes payable assumed in connection with the Permanent Power Company transaction	$—	$75,504
Liabilities assumed in connection with the Permanent Power Company transaction	$—	$7,264
Conversion of Convertible Note in connection with the Permanent Power Company transaction	$—	$117,596
Non-controlling interest in connection with the Permanent Power Company transaction	$—	$304,492
Additional Paid-In Capital in connection with the Permanent Power Company transaction	$—	$156,990
Supplemental Cash Flow Disclosures:
Interest paid	$21,680	$9,054
13. SUBSEQUENT EVENTS
No subsequent events occurred since September 30, 2026 that require recognition or disclosure in the consolidated financial statements.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our ability to source adequate investment opportunities to efficiently deploy capital;
•the ability of our portfolio entities to achieve their objectives;
•our approach to artificial intelligence;
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
Overview
The Fund was formed on November 1, 2018 and commenced operations on January 21, 2019, and is governed by the Partnership Agreement. The Fund is organized as an open-ended vehicle for the purpose of investing in infrastructure and real estate, through entities that acquire, own, develop or re-develop and operate infrastructure and real estate assets in Opportunity Zones, with the objective of generating returns from capital appreciation and operating income once development of these assets is complete. The Fund’s assets under development had plans in place or were developed at the time of the Fund’s acquisition that are strategic to each asset achieving current income and appreciation of value. The Fund engages third parties or affiliates of the Manager (also referred to as the “development manager”) to provide development management services, and in consideration the Fund pays development management fees. The Fund is also invested in Permanent Power Company, a portfolio entity, as further discussed in Note 2 — Summary of Significant Accounting Policies.
Portfolio Information
As of September 30, 2026, we had investments in 19 assets, with a carrying value of $3.1 billion. During the nine months ended September 30, 2026, we did not acquire ownership interests in any additional properties.
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

The following table provides summary information about our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Solar revenue	$33,014	$31,293	$1,721	$76,920	$61,657	$15,263
Rental and other property income	16,927	9,283	7,644	46,989	27,470	19,519
Total Revenue	49,941	40,576	9,365	123,909	89,127	34,782
Solar and property operating expense	20,096	9,621	10,475	62,440	27,899	34,541
Management fees to related party	11,668	10,423	1,245	34,950	30,958	3,992
Transaction-related costs	—	3,354	(3,354)	—	3,354	(3,354)
Expense reimbursement to related parties	1,097	772	325	4,510	2,552	1,958
Interest expense and other	9,566	3,005	6,561	25,790	9,186	16,604
General and administrative expense	5,098	2,680	2,418	13,793	7,454	6,339
Depreciation, amortization, and accretion expense, net	17,690	10,722	6,968	54,369	32,210	22,159
Real estate tax	1,995	889	1,106	7,077	3,692	3,385
Total Expenses	67,210	41,466	25,744	202,929	117,305	85,624
Other income	—	28,541	(28,541)	—	31,223	(31,223)
Interest income	7,351	6,479	872	19,872	17,870	2,002
Change in fair value of derivatives	17,542	—	17,542	13,999	—	13,999
Realized gain on net investment in lease	—	—	—	—	117,364	(117,364)
Gain on investments in unconsolidated entities	—	2,675	(2,675)	—	4,297	(4,297)
Change in fair value of notes payable	248	(31,260)	31,508	384	(31,798)	32,182
Total other income (expense)	25,141	6,435	18,706	34,255	138,956	(104,701)
Net income (loss)	7,872	5,545	2,327	(44,765)	110,778	(155,543)
Net income attributable to non-controlling interests	11,509	303	11,206	10,736	15,032	(4,296)
Net (loss) income attributable to CIM Opportunity Zone Fund, L.P.	$(3,637)	$5,242	$(8,879)	$(55,501)	$95,746	$(151,247)
Solar revenue
The increase in solar revenue of $1.7 million and $15.3 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025 was due to the Fund acquiring increased interest in new revenue-producing assets as part of the Permanent Power Company transaction.
Rental and other property income
The increase in rental and other property income of $7.6 million and $19.5 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025 was primarily due to increased occupancy at the Fund’s operational properties along with additional properties becoming operational subsequent to September 30, 2025.
Solar and property operating expense
The increase in solar and property operating expense of $10.5 million and $34.5 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025 was primarily due to the amendment of solar contracts in 2025 which changed the basis of expense from volume to capacity, as well as the acquisition of interests in additional solar facilities as part of the Permanent Power Company transaction and additional real estate properties becoming operational subsequent to September 30, 2025.
Management fees to related party
Management fees to related party are calculated based on each Limited Partner’s Management Fee percentage multiplied by their proportionate share of NAV as of the beginning of the quarter.
The increase in management fees of $1.2 million and $4.0 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025 was primarily due to an increase in NAV driven by additional capital raised, as well as an increase in the valuation of the portfolio of assets held by the Fund. From September 30, 2025 to September 30, 2026 the Fund accepted an additional $90.3 million in capital contributions.
Expense reimbursement to related parties
The Manager receives reimbursement for performing certain services for the Fund and its subsidiaries.
The increase in expense reimbursement to related parties of $325,000 and $2.0 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025 was primarily due to increased administrative fees associated with the growth of the investment portfolio.
Interest expense and other
Interest expense and other also includes amortization of deferred financing costs.
The increase in interest expense and other of $6.6 million and $16.6 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025 was primarily due to additional borrowings entered into subsequent to September 30, 2025, including $528.2 million drawn on the Fund’s credit facilities.
General and administrative expenses
General and administrative expenses primarily consist of legal, third-party administrator expenses, audit and tax expenses, banking fees and corporate expenses.
The increase in general and administrative expenses of $2.4 million and $6.3 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to increased administrative fees resulting from increased investments at September 30, 2026, compared to during 2025.
Depreciation, amortization, and accretion expense, net
The increase in depreciation and amortization expense, net of $7.0 million and $22.2 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025 was primarily due to depreciation and amortization from assets placed in service subsequent to September 30, 2025 along with the addition of new properties associated with the Permanent Power Company transaction.
Real estate tax
The increase in real estate tax of $1.1 million and $3.4 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was due to increased property taxes in relation to reassessments of the Fund’s properties that became operational subsequent to September 30, 2025.
Other income
Other income for the three and nine months ended September 30, 2025 primarily consisted of a $28.5 million gain recognized in connection with the cancellation of a contract related to the Permanent Power Company transaction. No comparable contract cancellation occurred during the three and nine months ended September 30, 2026.
Change in fair value of derivatives
Change in fair value of derivatives for the three and nine months ended September 30, 2026 compared to the same periods in 2025 increased due to new derivative contracts being entered into between the periods in relation to new debt agreements at Permanent Power Company.

Interest income
Interest income consists of amounts received on interest-bearing accounts, interest on receivable balances, and interest income on sales-type leases.
Interest income during the nine months ended September 30, 2026 compared to the same period in 2025 increased primarily due to interest income from the network reimbursement receivable following the acquisition of solar projects between periods. Interest income during the three months ended September 30, 2026 compared to the same period in 2025 increased primarily related to higher interest earned on cash balances held.
Realized gain on net investment in lease
Realized gain on net investment in lease was $117.4 million during the nine months ended September 30, 2025 resulting from a sales-type lease in a power purchase agreement that was entered into during the nine months ended September 30, 2025. No such lease was entered into during the three and nine months ended September 30, 2026.
Gain on investments in unconsolidated entities
Gain on investments in unconsolidated entities reflect the changes in fair value of the Fund’s investments in unconsolidated entities.
Gain on investments in unconsolidated entities was $2.7 million and $4.3 million during the three and nine months ended September 30, 2025, resulting from an increase in the valuation of the portfolio assets held by the unconsolidated entities. Both of the Fund’s investments in unconsolidated entities were contributed to Permanent Power Company subsequent to September 30, 2025 and the Fund had no investments in unconsolidated entities during the three and nine months ended September 30, 2026.
Change in fair value of notes payable
We have elected the fair value option for our notes payable. Changes in fair value are recorded in the consolidated statements of operations.
The Fund recognized gains from changes in fair value of notes payable during the three and nine months ended September 30, 2026, primarily due to changes in market interest rates and changes in credit spreads resulting in a decrease in the fair value of the debt. Conversely, the Fund recognized losses during the corresponding periods in 2025 in connection with the conversion of the Fund’s convertible note in connection with the Permanent Power Company transaction.
Net income attributable to non-controlling interests
The change in net income attributable to non-controlling interests during the three months ended September 30, 2026 was primarily due to an increase in income at the Fund’s infrastructure segment, the interests of which are 33.3% held by non-controlling interest holders subsequent to the Permanent Power Company transaction. Net income attributable to the non-controlling interest holders was $11.5 million and $10.7 million during the three and nine months ended September 30, 2026, respectively, compared to net income attributable to the non-controlling interest holders of $303,000 and $15.0 million during the same periods in 2025, respectively. The change in the nine months ended September 30, 2026 was driven by the allocation of non-controlling interest for the gain on sales-type lease during the nine months ended September 30, 2025, without a corresponding transaction during the nine months ended September 30, 2026.
Financial Condition, Liquidity and Capital Resources
General
Since December 31, 2025, our financial condition has changed primarily as a result of increased investment and development activity and the related financing of those activities. Notes payable, at fair value, increased from $512.8 million as of December 31, 2025 to $790.5 million as of September 30, 2026, primarily reflecting $323.7 million of borrowings, offset by $27.8 million of repayments and additional deferred financing costs of $23.6 million during the nine months ended September 30, 2026. These borrowings were principally used to fund development activities and other capital requirements.
Real estate and solar facilities under development increased from $276.5 million at December 31, 2025 to $746.5 million at September 30, 2026, reflecting continued investment in the development and construction of our real estate and solar projects.
Accounts payable and accrued expenses increased from $79.6 million at December 31, 2025 to $196.0 million at September 30, 2026. This increase was primarily attributable to higher accrued capital expenditures associated with our development and construction activities, which increased to $92.7 million at September 30, 2026 from $46.1 million at December 31, 2025. These accrued capital expenditures are expected to be paid as construction and development milestones are achieved and billed.
Liquidity and Capital Resources
We expect to obtain the liquidity and capital resources that we need over the short and long-term from cash on hand, the net proceeds from our continuous private offering of our units in reliance on exemptions from the registration requirements of the Securities Act, cash flows from our operating assets, any undistributed funds from operations and any financing arrangements we may enter into in the future. For additional detail regarding our private offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Use of Proceeds from Registered Sales of Securities” in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.
Our primary needs for liquidity and capital resources are to fund our investments in portfolio entities and other investments, pay our operating fees and expenses (including the Management Fee and Incentive Allocation), pay any distributions that we make to the holders of our units, periodic redemptions under our redemption program, and pay interest on any outstanding indebtedness that we incur.
We currently anticipate that our available capital resources, including the proceeds from our private offering and the proceeds from any financing arrangements we may enter into, when combined with cash flow generated from our operating assets, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As of September 30, 2026, we had fixed and variable rate mortgage loans payable with an outstanding principal balance of $297.9 million, and credit facilities with an outstanding principal balance of $528.2 million. Collectively, these obligations had an estimated fair value of $790.5 million. The Fund’s mortgage notes payable are collateralized by the respective property on which the debt was placed. The mortgage notes payable are non-recourse, and contain various restrictions and covenants. The Fund's credit facilities are also subject to customary financial covenants and other restrictions. As of September 30, 2026, the Fund was in compliance with all applicable covenants under its debt agreements.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025
Net Cash Provided by Operating Activities	$1,841	$8,029
Net Cash Used In Investing Activities	(353,954)	(135,536)
Net Cash Provided by Financing Activities	223,168	12,504
Net Change In Cash And Cash Equivalents And Restricted Cash	$(128,945)	$(115,003)
As of September 30, 2026 and 2025, cash and cash equivalents and restricted cash totaled $292.4 million and $225.6 million, respectively.
Net cash provided by operating activities for the nine months ended September 30, 2026 was $1.8 million, compared to net cash provided by operating activities of $8.0 million during the nine months ended September 30, 2025. Cash provided by operating activities for both the nine months ended September 30, 2026 and 2025 primarily related to rental income, solar income, lease income and interest income earned on the Fund’s interest-bearing accounts during the period. These inflows are offset by cash used in operating activities, including payments of management fees, interest expense, property operating expenses and marketing, legal, prepaids, and tax and accounting fees. The decrease in operating cash flows during the nine months ended September 30, 2026, compared to the same period in 2025 was primarily attributable to higher accounts receivable balances and increased payments to related parties.
Cash used in investing activities for both the nine months ended September 30, 2026 and 2025 primarily relates to additions to our investments.
Net cash provided by financing activities for the nine months ended September 30, 2026 primarily related to additional notes payable secured by the Funds’ solar assets and additional capital contributions. This was partially offset by distributions and redemptions paid along with deferred financing fees paid on the notes at the Fund’s solar assets. Net cash provided by financing activities for nine months ended September 30, 2025 primarily related to additional capital contributions offset by repayments of notes payable and distributions and redemptions paid.
Related Parties
See Note 8 — Management Fees, Incentive Allocation and Other Related-Party Transactions for a description of certain transactions and relationships with related parties.
Critical Accounting Policies
Our accounting policies have been established to conform with U.S. GAAP. The preparation of interim consolidated financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our interim consolidated financial statements, which should be read in conjunction with the more complete discussion of our significant accounting policies and procedures included in Note 2 — Summary of Significant Accounting

Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. We consider our critical accounting policies to be the following:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our primary market risk includes risks associated with changes in market prices or interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
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
As of September 30, 2026, we had an aggregate of $394.1 million of variable rate debt including $59.1 million of variable rate notes payable and $335.0 million outstanding under our credit facilities. This amount excludes any debt subject to interest rate swap agreements and interest rate cap agreements, if any, and therefore, we are exposed to interest rate changes in SOFR. As of September 30, 2026, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.0 million per year.
As the information presented above includes only those exposures that existed as of September 30, 2026, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act 1394, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2026 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2026, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. For a description of our pending legal proceedings refer to the information set forth in Note 9 — Commitments and Contingencies to the consolidated financial statements in this Quarterly Report on Form 10-Q. For a discussion of the potential risks and uncertainties with litigation against the Company’s portfolio entities and associated disruptions see “The acquisition, ownership and disposition of real properties carry certain other specific litigation risks” and “The operations of infrastructure assets and businesses are exposed to unplanned interruptions caused by significant catastrophic events, such as cyclones, earthquakes, landslides, floods, explosions, fires, terrorist attacks, major plant breakdowns, pipeline or electricity line ruptures or other disasters” under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Since March 2019, we have commenced and continue to conduct, various private placement offerings of our units. We are offering these securities in reliance upon exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act, without the use of general solicitation, as that concept is embodied in Regulation D. As of September 30, 2026, we have sold 1,981,777 units resulting in gross offering proceeds of approximately $2.2 billion. The following table represents units sold during the three months ended September 30, 2026 and 2025:

Date of Sale	Number of Units Sold	Aggregate Amount of Consideration
July 15, 2025	1,369.55	$1,699,696
August 22, 2025	8,118.06	10,075,000
September 30, 2025	4,071.52	5,053,000
Total - Three Months Ended September 30, 2025	13,559.13	$16,827,696
July 15, 2026	289.41	$400,000
August 15, 2026	—	—
September 15, 2026	—	—
Total - Three Months Ended September 30, 2026	289.41	$400,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2026.

Fund Administrator
The General Partner of the Fund has engaged SS&C Technologies, Inc., to serve as the Fund’s administrator commencing January 1, 2027, at which point the previous administrator will cease providing these services.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1
Sixth Amended and Restated Limited Partnership Agreement of CIM Opportunity Zone Fund, L.P., dated as of September 16, 2026 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2026)

31.1*	Certification of the Principal Executive Officer of the Fund pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Fund pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as InLine XBRL and contained in Exhibit 101).
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
Date: November 13, 2026